Form 10-Q
period 1996-03-31
IVEX PACKAGING CORP /DE/
filed 1996-05-13
CIK 900367

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                        --------------------------------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        --------------------------------


For the Quarter Ended March 31, 1996            Commission File Number 33-60714


                           IVEX PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                        76-0171625
  (State or other jurisdiction                         (I.R.S. Employer
      of incorporation)                               Identification No.)

        100 Tri-State Drive
      Lincolnshire, Illinois                                  60069
 (Address of Principal Executive Office)                    (Zip Code)

       Registrant's Telephone number, including area code: (847) 945-9100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

         At May 8, 1996, there were 1,072,246 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                  ASSETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                              1996             1995
                                                                              ----             ----
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .         $   4,965         $   4,830
  Accounts receivable trade, net of allowance   . . . . . . . . .            47,870            46,077
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            43,711            44,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . .             4,261             5,417
                                                                          ---------         ---------
     Total current assets . . . . . . . . . . . . . . . . . . . .           100,807           100,374
                                                                          ---------         ---------
Property, Plant and Equipment:
  Buildings and improvements  . . . . . . . . . . . . . . . . . .            47,171            47,108
  Machinery and equipment   . . . . . . . . . . . . . . . . . . .           209,005           208,820
  Construction in progress  . . . . . . . . . . . . . . . . . . .             7,040             4,159
                                                                          ---------         ---------
                                                                            263,216           260,087
  Less - Accumulated depreciation   . . . . . . . . . . . . . . .          (107,592)         (102,098)
                                                                          ---------         ---------
                                                                            155,624           157,989
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,504             7,504
                                                                          ---------         ---------
     Total property, plant and equipment  . . . . . . . . . . . .           163,128           165,493
                                                                          ---------         ---------
Other assets:
  Goodwill, net of accumulated amortization   . . . . . . . . . .            13,817            13,938
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .            14,731            15,106
                                                                          ---------         ---------
     Total other assets . . . . . . . . . . . . . . . . . . . . .            28,548            29,044
                                                                          ---------         ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 292,483         $ 294,911
                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt  . . . . . . . . . . . .         $   5,127         $   5,128
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            18,017            27,256
  Accrued salary and wages  . . . . . . . . . . . . . . . . . . .             6,059             7,781
  Self insurance reserves   . . . . . . . . . . . . . . . . . . .             6,627             6,339
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .             7,514             1,747
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .            16,482            14,033
                                                                          ---------         ---------
     Total current liabilities  . . . . . . . . . . . . . . . . .            59,826            62,284
                                                                          ---------         ---------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .           354,797           353,717
                                                                          ---------         ---------
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .             6,213             6,472
                                                                          ---------         ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . .             8,770             8,770
                                                                          ---------         ---------
Stockholders' Deficit:
  Ivex Packaging Corporation common stock, $.01 par value -
     2,000,000 shares authorized; and 1,072,246 shares
     issued and outstanding . . . . . . . . . . . . . . . . . . .                11                11
  Paid in capital in excess of par value  . . . . . . . . . . . .           177,375           177,375
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .          (313,025)         (312,234)
  Foreign currency translation adjustment   . . . . . . . . . . .            (1,484)           (1,484)
                                                                          ---------         ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . .          (137,123)         (136,332)
                                                                          ---------         ---------
Total Liabilities and Stockholders' Deficit . . . . . . . . . . .         $ 292,483         $ 294,911
                                                                          =========         =========

         The accompanying notes are an integral part of this statement.

                          IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                            1996          1995
                                                                            ----          ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  104,216    $   112,890
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . .         82,764         91,986
                                                                        ----------    -----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,452         20,904
                                                                        ----------    -----------
Operating expenses:
  Selling   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,676          4,741
  Administrative  . . . . . . . . . . . . . . . . . . . . . . . . .          6,442          6,019
  Amortization of intangibles   . . . . . . . . . . . . . . . . . .            140            285
                                                                        ----------    -----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . .         11,258         11,045
                                                                        ----------    -----------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .         10,194          9,859
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         10,764         10,369
                                                                        ----------    -----------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .           (570)          (510)
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . .           (221)          (411)
                                                                        ----------    -----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (791)   $      (921)
                                                                        ==========    ===========





         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                        Ivex Packaging
                                                         Corporation          Paid in                     Foreign
                                                        Common Stock          Capital                     Currency
                                                     --------------------   In Excess of  Accumulated   Translation  Stockholders'
                                                       Shares     Amount     Par Value      Deficit      Adjustment     Deficit
                                                      --------    ------   ------------  -------------  ---------    -------------
Balance at December 31, 1994  . . . . . . . . . .   1,072,246      $11       $177,375     $(287,750)       $(902)      $(111,266)
    Foreign currency translation adjustment   . .                                                           (582)           (582)
    Net loss  . . . . . . . . . . . . . . . . . .                                           (24,484)                     (24,484)
                                                    ----------     ----      --------     -----------    --------     -----------
Balance at December 31, 1995  . . . . . . . . . .   1,072,246       11        177,375      (312,234)      (1,484)       (136,332)
    Net income  . . . . . . . . . . . . . . . . .                                              (791)                        (791)
                                                    ----------     ----      --------     ----------     --------     -----------
Balance at March 31, 1996 . . . . . . . . . . . .   1,072,246      $11       $177,375     $(313,025)     $(1,484)      $(137,123)
                                                    ==========     ====      ========     ==========     ========     ===========





         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                  1996           1995
                                                                                  ----           ----
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (791)     $    (921)
  Adjustments to reconcile net loss to net cash from operating activities:
        Depreciation of properties  . . . . . . . . . . . . . . . . . . .          5,590          4,924
        Amortization of intangibles and debt issue costs  . . . . . . . .            483            786
        Non-cash interest . . . . . . . . . . . . . . . . . . . . . . . .          3,033          2,630
                                                                               ---------      ---------
                                                                                   8,315          7,419
    Change in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .         (1,793)        (4,997)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .            339         (4,093)
       Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .          1,156            250
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         (9,239)       (10,420)
       Accrued expenses and other liabilities . . . . . . . . . . . . . .          6,523          3,973
                                                                               ---------      ---------
         Net cash from (used by) operating activities . . . . . . . . . .          5,301         (7,868)
                                                                               ---------      ---------
Cash flows from financing activities:
  Payment of senior credit facility   . . . . . . . . . . . . . . . . . .         (1,250)        (2,024)
  Proceeds from revolving credit facility   . . . . . . . . . . . . . . .              -          8,600
  Payment of revolving credit facility  . . . . . . . . . . . . . . . . .           (700)             -
  Payment of debt issue costs   . . . . . . . . . . . . . . . . . . . . .            (75)          (131)
                                                                               ---------      ---------
         Net cash from (used by) financing activities . . . . . . . . . .         (2,025)         6,445
                                                                               ----------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . .         (3,373)        (1,610)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            232           (245)
                                                                               ---------      ----------
         Net cash used by investing activities  . . . . . . . . . . . . .         (3,141)        (1,855)
                                                                               ---------      ---------
Net increase (decrease)  in cash and cash equivalents . . . . . . . . . .            135        (3,278)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .          4,830          6,289
                                                                               ---------      ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .      $   4,965      $   3,011
                                                                               =========      =========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,621      $   2,377
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            434            431





         The accompanying notes are an integral part of this statement.

                          IVEX PACKAGING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES:

      In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") of Ivex Packaging Corporation (formerly named Ivex Holdings Corporation) ("Ivex" or the "Company").

      The Company is the sole stockholder of its operating subsidiary, IPC, Inc. ("IPC"). The Company is a holding company with no operations of its own and is dependent on the operating cash flow of IPC and its subsidiaries in order to pay principal and interest on its debt; however, IPC has no contractual obligations to distribute any such cash flow to the Company.

      The Company's accounting and reporting policies are summarized in Note 2 of the Ivex Form 10-K.

Accounts Receivable

      Accounts receivable at March 31, 1996 and December 31, 1995 consist of the following:

                                                         March 31,  December 31,
                                                            1996        1995
                                                            ----        ----
    Accounts receivable  . . . . . . . . . . . . . . .    $ 50,025   $  48,089
    Less -- Allowance for doubtful accounts  . . . . .      (2,155)     (2,012)
                                                          --------   ---------
                                                          $ 47,870   $  46,077
                                                          ========   =========

Inventories

       Inventories at March 31, 1996 and December 31, 1995 consist of the following:

                                                         March 31,  December 31,
                                                            1996        1995
                                                            ----        ----
    Raw materials  . . . . . . . . . . . . . . . . . .    $ 23,487   $  24,148
    Finished goods   . . . . . . . . . . . . . . . . .      20,224      19,902
                                                          --------   ---------
                                                          $ 43,711   $  44,050
                                                          ========   =========

NOTE 2 - INCOME TAXES

       Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to state income taxes that are not offset by net operating loss carryovers.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 3 - LONG-TERM DEBT

       At March 31, 1996 and December 31, 1995 the long-term debt of Ivex and its wholly owned subsidiary, IPC, was as follows:

                                                                        March 31,       December 31,
                                                                           1996             1995
                                                                           ----             ----
       Senior credit facility   . . . . . . . . . . . . . . . .        $   66,550       $   68,500
       Industrial revenue bonds   . . . . . . . . . . . . . . .            38,293           38,293
       12-1/2% IPC Notes, net of discount   . . . . . . . . . .           157,257          157,229
       13-1/4% Company Discount Debentures, net of discount   .            96,371           93,338
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .             1,453            1,485
                                                                       ----------       ----------
             Total debt outstanding . . . . . . . . . . . . . .           359,924          358,845
       Less - Current installments of long-term debt  . . . . .            (5,127)          (5,128)
                                                                       ----------       ----------
             Long-term debt . . . . . . . . . . . . . . . . . .        $  354,797       $  353,717
                                                                       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

Net Sales

       The Company's net sales decreased by 7.7% during the first quarter of 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines. The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                          Three Months Ended
                                                         ---------------------------------------------------

                                                            March 31,                 March 31,
                                                               1996         %           1995           %
                                                             --------    -------      ---------     ------
       Consumer Packaging   . . . . . . . . . . . .          $ 49,938      47.9     $  52,447        46.5
       Industrial Packaging   . . . . . . . . . . .            54,278      52.1        60,443        53.5
                                                             --------     -----      --------       -----
             Total  . . . . . . . . . . . . . . . .          $104,216     100.0     $ 112,890       100.0
                                                             ========     =====     ==========      =====


       Consumer Packaging net sales decreased by 4.8% during the first quarter of 1996 from the corresponding period in 1995. The decrease is the result of decreased selling prices of extruded sheet (primarily related to lower raw material costs) and slightly decreased unit sales volume of extruded sheet. During the first quarter of 1996, pounds of extruded sheet decreased 1.9% and the average selling price per pound of extruded sheet decreased 15.3% over the results of the corresponding period in 1995. Net sales of extruded film and converted plastic and paper products during the first quarter of 1996 were generally consistent with the corresponding period in 1995.

       Industrial Packaging net sales decreased by 10.2% during the first quarter of 1996 from the corresponding period in 1995, primarily due to volume decreases of the Company's recycled and specialty papers and of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 16.6% and 37.4%, respectively, principally reflecting decreased market demand. The average net selling price of the Company's kraft and specialty paper decreased 3.1% during the first quarter of 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's kraft and specialty paper. The first quarter decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of Packaging Products, Inc. ("PPI").

Gross Profit

       The Company's gross profit increased 2.6% during the first quarter compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from the Company's third quarter 1995 acquisition of PPI. The increase in gross profit was partially offset by decreased unit production volume of the Company's kraft and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the first quarter of 1996 to 20.6% from the corresponding period's level of 18.5% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, old corrugated containers ("OCC") and doublelined kraft clippings ("DLK")).

Operating Expenses

       Selling and administrative expenses increased 3.3% during the first quarter of 1996 and as a percentage of net sales increased to 10.7% during the first quarter of 1996 compared to 9.5% during the same period in the prior year primarily as a result of the decrease in the Company's net sales during the first quarter of 1996.

       Amortization of intangibles decreased slightly during the first quarter of 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement and the write-off of goodwill in the second quarter of 1995.

Income from Operations

       Income from operations was $10.2 million during the first quarter of 1996 compared to income from operations of $9.9 million during the first quarter of 1995. The increase in income from operations during the first quarter of 1996 is primarily a result of the increased gross profit and the decreased amortization of intangibles.

Interest Expense

       Interest expense during the first quarter of 1996 was $10.8 million compared to $10.4 million during the same period in 1995. The increase reflects greater outstanding aggregate indebtedness during 1996 as a result of accretion on the 13-1/4% Company Discount Debentures and borrowings on IPC's revolving credit facility. Such increase in interest expense was partially offset by lower average interest rates during 1996.

Net loss

       Net loss was $791,000 during the first quarter of 1996 compared to
$921,000 in the prior year.   The decrease in net loss is primarily due to
increased gross profit.

EBITDA

       EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off, acquisition related expenses and restructuring charge. Ivex believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

       The following table sets forth information with respect to EBITDA of the Company's product groups for the period presented.

                                                                          Three Months Ended
                                                          ---------------------------------------------------

                                                            March 31,      % of       March 31,     % of
                                                               1996      Net Sales      1995      Net Sales
                                                             --------    ---------    ---------   ---------
       Consumer Packaging   . . . . . . . . . . . .          $  8,779      17.6      $  7,815        14.9
       Industrial Packaging   . . . . . . . . . . .             8,643      15.9         8,580        14.2
       Corporate Expense  . . . . . . . . . . . . .            (1,498)        -        (1,327)          -
                                                             --------      ----      ---------      -----
             Total  . . . . . . . . . . . . . . . .          $ 15,924      15.3      $ 15,068        13.3
                                                             ========      ====      ========       =====

       The Company's EBITDA increased 5.7% from $15.1 million to $15.9 million and EBITDA margin increased from 13.3% to 15.3% during the first quarter of 1996 compared to the same period in 1995. The 12.3%, or $1.0 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance. The increase in Industrial Packaging's EBITDA of .7%, or $63,000, is primarily due to the incremental EBITDA from the Company's third quarter 1995 acquisition of PPI offset by decreased unit sales volume of the Company's recycled and specialty papers.

Liquidity and Capital Resources

       The Company conducts business through IPC and has no operations of its own. The primary asset of the Company is the common stock of IPC which has been pledged to secure the obligations of IPC and the subsidiaries under IPC's senior credit facility. The Company is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13-1/4% Senior Discount Debentures due March 15, 2005 (the "13-1/4% Company Discount Debentures"); however, IPC has no contractual obligations to distribute any such cash flow to the Company. In addition, IPC's senior credit facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to the Company. Moreover, the indenture governing the 12-1/2% Senior Subordinated Notes due 2002 (the "12-1/2% Subordinated Note Indenture") contains provisions that limit IPC's ability to pay dividends and make distributions to the Company.

       The Company's long-term debt, less current installments, increased to $354.8 million at March 31, 1996 from $353.7 million at December 31, 1995 reflecting $3.0 million of accretion on the 13-1/4% Company Discount Debentures less revolving credit facility payments of $700,000 and $1.3 million of scheduled debt reductions. The Company's long-term debt consists primarily of the 13-1/4% Company Discount Debentures, with an accreted value of $96.4 million at March 31, 1996. The long-term debt of the Company's wholly-owned subsidiary, IPC, consists primarily of the $157.3 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $58.8 million under IPC's senior credit facility, $38.3 million of industrial revenue bonds and revolving credit facility borrowings of $7.8 million.

       At March 31, 1996, IPC had cash and cash equivalents of $4.9 million and $46.1 million was available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at March 31, 1996 was $40.9 million.

       The Company's primary long-term cash requirements are for the debt service relating to the 13-1/4% Company Discount Debentures. Commencing on September 15, 2000, cash interest on the 13-1/4% Company Discount Debentures will be payable semi-annually and on March 15, 2005, the 13-1/4% Company Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. The Company will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to the Company. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to the Company under the 12-1/2% Subordinated
Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to the Company can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to the Company in order for the Company to service the cash interest payments on the 13-1/4% Company Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13-1/4% Company Discount Debentures upon their maturity in 2005. Consequently, all or a portion of the 13-1/4% Company Discount Debentures may require refinancing prior to such dates. The Company believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13-1/4% Company Discount Debentures and to refinance any remaining principal amount of the 13-1/4% Company Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that the Company is unable to service the cash interest payments on or to retire or refinance the 13-1/4% Company Discount Debentures or unable to obtain any required consents from the holders of the 12-1/2% IPC Notes to make interest payments on the 13-1/4% Company Discount Debentures, the Company may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. During the period prior to September 15, 2000, the Company does not expect to have significant cash requirements.

       The primary short-term and long-term operating cash requirements for IPC, the Company's wholly owned operating subsidiary, are for debt service, working capital and capital expenditures. The Company expects IPC to rely on cash generated from IPC's and IPC's subsidiaries' operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at March 31, 1996, $46.1 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. The Company believes that IPC and IPC's subsidiaries should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes from 1996 to their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted under these facilities.

       The 12-1/2% IPC Notes require semi-annual interest payments on June 15 and December 15 and are subordinated in right of payment to all existing and future senior indebtedness of IPC. The 12-1/2% IPC Notes are redeemable at the option of IPC, in whole or in part, on or after December 15, 1997 at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued interest to the date of redemption. If redeemed during the twelve-month period beginning December 15,

        Year                                                Percentage
        ----                                                ----------
        1997  . . . . . . . . . . . . . . . . . . . . .      106.250%
        1998  . . . . . . . . . . . . . . . . . . . . .      103.125%
        1999 and thereafter . . . . . . . . . . . . . .      100.000%

       Each holder of the 12-1/2% IPC Notes may require IPC to repurchase such holders' 12-1/2% IPC Notes in the event of a change of control at 101% of principal amount thereof, plus accrued interest to the date of repurchase. The indenture under which the 12-1/2% IPC Notes are issued contains certain covenants that, among other things, limit the ability of IPC to incur additional indebtedness, pay dividends or repurchase stock.

        IPC's senior credit facility is comprised of $58.8 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility of which approximately $46.1 million was available at March 31, 1996. The term loans require quarterly payments of $1.3 million from March 31, 1996 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility bear interest at the LIBOR reserve adjusted rate, as defined, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. IPC pays a fee of 0.5% on the unused portion of the revolving credit facility. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. Under IPC's senior credit facility, IPC is required to maintain certain financial ratios and levels of net worth while future indebtedness and dividends are restricted.

       Beginning January 6, 1996, IPC entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix IPC's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in IPC's financial statements.

       IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under IPC's senior credit facility provide credit enhancement for IPC's industrial revenue bonds.

       Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of March 31, 1996, the Company's recorded assets are less than its recorded liabilities by approximately $137.1 million. The Company believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

       The Company made capital expenditures of $3.4 million and $1.6 million for each of the three months ended March 31, 1996 and 1995, respectively, and expects that its capital expenditures in 1996 will approximate $18.0 million to $22.0 million. The Company was not committed under any material contractual obligations for capital expenditures as of March 31, 1996.

Special Note Regarding Forward-Looking Statements

       Certain statements in " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's actual performance and highly leveraged financial condition (see "-- Liquidity and Capital Resources" above).

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

       From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which IPC or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or IPC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       None.





                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IVEX PACKAGING CORPORATION




                                   By:     /s/ Frank V. Tannura
                                        ----------------------------
                                        Frank V. Tannura
                                        Vice President and
                                        Principal Financial Officer

May 8, 1996
- - -----------
 ( Date )