Form 10-Q
period 1996-06-30
IVEX PACKAGING CORP /DE/
filed 1996-08-13
CIK 900367

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


                        --------------------------------


For the Quarter Ended June 30, 1996              Commission File Number 33-60714

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

         Yes   X     No
             -----      -----
         At August 14, 1996, there were 1,072,246 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                  ASSETS
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1996             1995
                                                                              ----             ----
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .         $   4,440         $   4,830
  Accounts receivable trade, net of allowance   . . . . . . . . .            45,249            46,077
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            44,848            44,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . .             4,565             5,417
                                                                          ---------         ---------
     Total current assets . . . . . . . . . . . . . . . . . . . .            99,102           100,374
                                                                          ---------         ---------
Property, Plant and Equipment:
  Buildings and improvements  . . . . . . . . . . . . . . . . . .            47,200            47,108
  Machinery and equipment   . . . . . . . . . . . . . . . . . . .           210,637           208,820
  Construction in progress  . . . . . . . . . . . . . . . . . . .             9,874             4,159
                                                                          ---------         ---------
                                                                            267,711           260,087
  Less - Accumulated depreciation   . . . . . . . . . . . . . . .          (112,920)         (102,098)
                                                                          ---------         ---------
                                                                            154,791           157,989
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,504             7,504
                                                                          ---------         ---------
     Total property, plant and equipment  . . . . . . . . . . . .           162,295           165,493
                                                                          ---------         ---------
Other assets:
  Goodwill, net of accumulated amortization   . . . . . . . . . .            13,704            13,938
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .            14,375            15,106
                                                                          ---------         ---------
     Total other assets . . . . . . . . . . . . . . . . . . . . .            28,079            29,044
                                                                          ---------         ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 289,476         $ 294,911
                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current installments of long-term debt  . . . . . . . . . . . .         $   5,126         $   5,128
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            23,739            27,256
  Accrued salary and wages  . . . . . . . . . . . . . . . . . . .             6,660             7,781
  Self insurance reserves   . . . . . . . . . . . . . . . . . . .             6,674             6,339
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .             1,726             1,747
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .            15,292            14,033
                                                                          ---------         ---------
     Total current liabilities  . . . . . . . . . . . . . . . . .            59,217            62,284
                                                                          ---------         ---------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .           349,850           353,717
                                                                          ---------         ---------
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .             6,247             6,472
                                                                          ---------         ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . .             8,770             8,770
                                                                          ---------         ---------
Stockholders' Deficit:
  Ivex Packaging Corporation common stock, $.01 par value -
     2,000,000 shares authorized; and 1,072,246 shares
     issued and outstanding . . . . . . . . . . . . . . . . . . .                11                11
  Paid in capital in excess of par value  . . . . . . . . . . . .           177,375           177,375
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .          (310,510)         (312,234)
  Foreign currency translation adjustment   . . . . . . . . . . .            (1,484)           (1,484)
                                                                          ---------         ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . .          (134,608)         (136,332)
                                                                          ---------         ---------
Total Liabilities and Stockholders' Deficit . . . . . . . . . . .         $ 289,476         $ 294,911
                                                                          =========         =========

        The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Quarter Ended                Six Months Ended
                                                               June 30,                      June 30,
                                                       -------------------------     -----------------------
                                                            1996         1995            1996         1995
                                                            ----         ----            ----         ----
Net sales . . . . . . . . . . . . . . . . . . . . .    $   106,227   $   114,653     $   210,443   $ 227,543
Cost of goods sold  . . . . . . . . . . . . . . . .         81,904        93,000         164,668     184,986
                                                       -----------   -----------     -----------   ---------
Gross profit  . . . . . . . . . . . . . . . . . . .         24,323        21,653          45,775      42,557
                                                       -----------   -----------     -----------   ---------
Operating expenses:
  Selling   . . . . . . . . . . . . . . . . . . . .          4,923         4,759           9,599       9,500
  Administrative  . . . . . . . . . . . . . . . . .          6,091         6,407          12,533      12,426
  Amortization of intangibles   . . . . . . . . . .            118         1,389             258       1,674
  Write-off of goodwill   . . . . . . . . . . . . .                       13,471                      13,471
                                                       -----------   -----------     -----------   ---------
Total operating expenses  . . . . . . . . . . . . .         11,132        26,026          22,390      37,071
                                                       -----------   -----------     -----------   ---------
Income (loss) from operations . . . . . . . . . . .         13,191        (4,373)         23,385       5,486
Interest expense  . . . . . . . . . . . . . . . . .         10,457        10,837          21,221      21,206
                                                       -----------   -----------     -----------   ---------
Income (loss) before income taxes . . . . . . . . .          2,734       (15,210)          2,164    (15,720)
Income tax provision  . . . . . . . . . . . . . . .           (219)         (213)          (440)       (624)
                                                       -----------   -----------     ----------    --------
Net income (loss) . . . . . . . . . . . . . . . . .    $    2,515    $   (15,423)    $     1,724   $ (16,344)
                                                       ==========    ===========     ===========   =========





        The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                        Ivex Packaging
                                                         Corporation        Paid in                        Foreign
                                                         Common Stock       Capital                        Currency
                                                        --------------    In Excess of    Accumulated     Translation  Stockholders'
                                                       Shares   Amount     Par Value        Deficit       Adjustment      Deficit
                                                      --------  ------    ------------     ---------      ----------   -------------
Balance at December 31, 1994  . . . . . . . . . .    1,072,246   $11        $177,375       $(287,750)        $(902)      $(111,266)
    Foreign currency translation adjustment   . .                                                             (582)           (582)
    Net loss  . . . . . . . . . . . . . . . . . .
                                                                                             (24,484)                      (24,484)
                                                     ---------  ----        --------       ---------       -------       ---------
Balance at December 31, 1995  . . . . . . . . . .    1,072,246    11         177,375        (312,234)       (1,484)       (136,332)
    Net income  . . . . . . . . . . . . . . . . .                                              1,724                         1,724
                                                     ---------  ----        --------       ---------       -------       ---------
Balance at June 30, 1996  . . . . . . . . . . . .    1,072,246   $11        $177,375       $(310,510)      $(1,484)      $(134,608)
                                                     =========  ====        ========       =========       =======       =========





        The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                        1996            1995
                                                                                        ----            ----
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,724        $(16,344)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation of properties  . . . . . . . . . . . . . . . . . . . . . .        11,045          10,413
        Amortization of intangibles and debt issue costs  . . . . . . . . . . .           951          16,151
        Non-cash interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,139           5,430
                                                                                     --------        --------
                                                                                       19,859          15,650
    Change in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           828            (870)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (798)         (5,049)
       Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .           852            (927)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,517)         (8,594)
       Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .           227            (277)
                                                                                     --------        --------
         Net cash from (used by) operating activities . . . . . . . . . . . . .        17,451             (67)
                                                                                     --------        --------
Cash flows from financing activities:
  Payment of senior credit facility   . . . . . . . . . . . . . . . . . . . . .        (2,500)         (4,048)
  Proceeds from revolving credit facility   . . . . . . . . . . . . . . . . . .                         8,500
  Payment of revolving credit facility  . . . . . . . . . . . . . . . . . . . .        (7,500)
  Payment of debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . .          (191)           (217)
                                                                                     --------        --------
         Net cash from (used by) financing activities . . . . . . . . . . . . .       (10,191)          4,235
                                                                                     --------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . .        (7,996)         (6,700)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           346            (397)
                                                                                     --------        --------
         Net cash used by investing activities  . . . . . . . . . . . . . . . .        (7,650)         (7,097)
                                                                                     ---------       --------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .          (390)         (2,929)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         4,830           6,289
                                                                                     --------        --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .      $  4,440        $  3,360
                                                                                     ========        ========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,410       $  14,835
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           742             754
  Supplemental schedule of non-cash investing and financing activities:
    Issuance of non-current note for accounts receivable  . . . . . . . . . . .                         1,000





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

   Accounts Receivable

      Accounts receivable at June 30, 1996 and December 31, 1995 consist of the following:

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----
       Accounts receivable  . . . . . . . . . . . . . . .        $ 47,531        $  48,089
       Less -- Allowance for doubtful accounts  . . . . .          (2,282)          (2,012)
                                                                 -------         --------
                                                                 $ 45,249        $  46,077
                                                                 ========        =========

   Inventories

       Inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----
       Raw materials  . . . . . . . . . . . . . . . . . .        $ 22,691        $  24,148
       Finished goods   . . . . . . . . . . . . . . . . .          22,157           19,902
                                                                 --------        ---------
                                                                 $ 44,848        $  44,050
                                                                 ========        =========

NOTE 2 - INCOME TAXES

       Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to the utilization of net operating loss carryovers and state income taxes that are not offset by net operating loss carryovers.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 3 - GOODWILL

       During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of Ivex Coated Products Corporation (formerly L&CP Corporation)) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units - masking, graphics and other protective products.

       Consistent with its accounting policy for goodwill and long-lived assets, the Company made a reassessment of its remaining goodwill, all of which pertains to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results at that time. The Company segregated the assets and cash flows of these three operating units in its 1995 assessment of the recoverability of its goodwill because such segregation is the lowest level for which cash flows are identifiable and independent of one another as of the second quarter of 1995. In order to evaluate its goodwill impairment as of June 30, 1995, the Company projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. The Company then discounted such cash flows at a rate of 16-1/2% which it believed was commensurate with the risk involved. The Company selected a pre-tax weighted average cost of capital (reflective of other comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business group's working capital and net book value of fixed assets. Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover each of such businesses' goodwill. Accordingly, the Company recorded an impairment of $13,471 during the second quarter of 1995.

       The 1995 revised projections for this portion of the Company's business were extrapolated from the market conditions and competitive pressures existing at that time and were based upon, among other things, the assumptions that growth of operating income before depreciation and amortization would range from 2-6% per year through 1999, from 1-3% per year from 2000-2010 and 0% per year from 2011-2029. The growth assumptions for the graphics and other protective products businesses were lower than the masking business. The projections assumed that capital expenditures would generally be consistent with depreciation over the long term. The Company believes that its revised projections based on the June 1995 existing historic financial trends and market conditions, were its best estimate at that time of its future performance and that performance at such projected levels would not substantially detract from the Company's future earnings. However, there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)




NOTE 4  - LONG-TERM DEBT

       At June 30, 1996 and December 31, 1995 the long-term debt of Ivex and its wholly owned subsidiary, IPC, was as follows:

                                                                         June 30,       December 31,
                                                                           1996             1995
                                                                           ----             ----
       Senior credit facility   . . . . . . . . . . . . . . . .        $   58,500       $   68,500
       Industrial revenue bonds   . . . . . . . . . . . . . . .            38,293           38,293
       12-1/2% IPC Notes, net of discount   . . . . . . . . . .           157,285          157,229
       13-1/4% Company Discount Debentures, net of discount   .            99,477           93,338
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .             1,421            1,485
                                                                       ----------       ----------
             Total debt outstanding . . . . . . . . . . . . . .           354,976          358,845
       Less - Current installments of long-term debt  . . . . .            (5,126)          (5,128)
                                                                       ---------        ---------
             Long-term debt . . . . . . . . . . . . . . . . . .        $  349,850       $  353,717
                                                                       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30,
1995

   Net Sales

       The Company's net sales decreased by 7.3% during the second quarter of 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines (primarily the Company's recycled and specialty papers). The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                           Three Months Ended
                                                             ---------------------------------------------
                                                             June 30,                 June 30,
                                                               1996         %           1995           %
                                                             --------    -------      ---------     ------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 53,557      50.4      $ 54,815        47.8
       Industrial Packaging   . . . . . . . . . . . . .        52,670      49.6        59,838        52.2
                                                             --------     -----      --------      ------
             Total  . . . . . . . . . . . . . . . . . .      $106,227     100.0      $ 114,653      100.0
                                                             ========     =====      =========      =====


       Consumer Packaging net sales decreased by 2.3% during the second quarter of 1996 from the corresponding period in 1995. The decrease is primarily the result of decreased selling prices of extruded sheet and film (primarily related to lower raw material costs) offset by increased unit sales volume of extruded sheet. During the second quarter of 1996, pounds of extruded sheet increased 25.4% while the average selling price per pound of extruded sheet decreased 18.8% compared to the results of the corresponding period in 1995. Net sales of converted plastic and paper products during the second quarter of 1996 were generally consistent with the corresponding period in 1995.

       Industrial Packaging net sales decreased by 12.0% during the second quarter of 1996 from the corresponding period in 1995, primarily due to selling price and volume decreases of the Company's recycled and specialty papers and volume decreases of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 8.9% and 25.7%, respectively, principally reflecting decreased market demand. The average selling price of the Company's recycled and specialty paper decreased 18.8% during the second quarter of 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The second quarter decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of Packaging Products, Inc. ("PPI") and increased unit sales of the Company's masking products.

   Gross Profit

       The Company's gross profit increased 12.3% during the second quarter compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from the Company's third quarter 1995 acquisition of PPI and increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the second quarter of 1996 to 22.9% from the corresponding period's level of 18.9% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, old corrugated containers ("OCC") and doublelined kraft clippings ("DLK")).

   Operating Expenses

       Selling and administrative expenses decreased 1.4% during the second quarter of 1996 and as a percentage of net sales increased to 10.4% during the second quarter of 1996 compared to 9.7% during the same period in the prior year. The increase in selling and administrative expenses as a percentage of net sales is primarily the result of the decrease in the Company's net sales during the second quarter of 1996 as discussed above.

       Amortization of intangibles decreased during the second quarter of 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement and the write-off of goodwill in the second quarter of 1995.

    Goodwill Write-off

       During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of Ivex Coated Products Corporation (formerly L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a result, the Company recorded an impairment of $13,471 during the second quarter of 1995. See "Financial Statements -- Note 3" to the Company's Consolidated Financial Statements.

    Income from Operations

       Income from operations was $13.2 million during the second quarter of 1996 compared to a loss from operations of $4.4 million during the second quarter of 1995. The increase in income from operations during the second quarter of 1996 is primarily a result of the goodwill write- off recorded during the second quarter of 1995, the decreased amortization of intangibles and the improved gross profit.

   Interest Expense

       Interest expense during the second quarter of 1996 was $10.5 million compared to $10.8 million during the same period in 1995. The decrease reflects lower average interest rates during 1996 partially offset by increased interest expense on the Company's 13-1/4% Discount Debentures.

   Income taxes

       The Company's tax provisions for the quarters ended June 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income (loss)

       Net income was $2.5 million during the second quarter of 1996 compared
to a net loss of $15.4 million in the prior year.   The increase in net income
is primarily due to increased income from operations.

   EBITDA (before nonrecurring charges)

       EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses and goodwill write-off. Ivex believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

       The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the period presented.

                                                                           Three Months Ended
                                                             -----------------------------------------------
                                                             June 30,       % of      June 30,        % of
                                                               1996      Net Sales      1995        Net Sales
                                                             --------    ---------    ---------     ---------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 10,388      19.4      $ 10,062        18.4
       Industrial Packaging   . . . . . . . . . . . . .         9,809      18.6         7,277        12.2
       Corporate Expense  . . . . . . . . . . . . . . .        (1,433)        -        (1,363)          -
                                                             --------                ---------
             Total  . . . . . . . . . . . . . . . . . .      $ 18,764      17.7      $ 15,976        13.9
                                                             ========                ========


       The Company's EBITDA (before nonrecurring charges) increased 17.5% from $16.0 million to $18.8 million and EBITDA (before nonrecurring charges) margin increased from 13.9% to 17.7% during the second quarter of 1996 compared to the same period in 1995. The 3.2%, or $.3 million, increase in Consumer Packaging's EBITDA (before nonrecurring charges) in the current quarter is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance and additional unit sales volume of extruded sheet offset by the decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's EBITDA (before nonrecurring charges) of 34.8% or $2.5 million, is primarily due to the incremental EBITDA (before nonrecurring charges) from the Company's third quarter 1995 acquisition of PPI and decreased raw material costs for the Company's recycled and specialty papers offset by decreased unit sales volume of the Company's recycled and specialty papers.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

   Net Sales

       The Company's net sales decreased by 7.5% during the six months ended June 30, 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines (primarily the Company's recycled and specialty papers). The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                           Six Months Ended
                                                             ---------------------------------------------
                                                             June 30,                 June 30,
                                                               1996         %           1995           %
                                                             --------    -------      ---------     ------
       Consumer Packaging   . . . . . . . . . . . . . .      $103,495      49.2      $ 107,262       47.1
       Industrial Packaging   . . . . . . . . . . . . .       106,948      50.8        120,281       52.9
                                                             --------     -----      ---------     ------
             Total  . . . . . . . . . . . . . . . . . .      $210,443     100.0      $ 227,543      100.0
                                                             ========     =====      =========      =====


       Consumer Packaging net sales decreased by 3.5% during the six months ended June 30, 1996 from the corresponding period in 1995. The decrease is primarily the result of decreased selling prices of extruded sheet and film (primarily related to lower raw material costs) offset by increased unit sales of extruded sheet. During the six months ended June 30, 1996, pounds of extruded sheet and film sold increased 7.1% and the average selling price per pound of extruded sheet decreased 17.2% over the results of the corresponding period in 1995. Net sales of converted plastic and paper products during the six months ended June 30, 1996 were comparable with net sales during the corresponding period in 1995.

       Industrial Packaging's net sales decreased by 11.1% during the six months ended June 30, 1996 from the corresponding period in 1995, primarily due to selling price and volume decreases of the Company's recycled and specialty papers and volume decreases of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 12.9% and 31.6%, respectively, principally reflecting decreased market demand. The average net selling price of the Company's recycled and specialty paper decreased 11.3% during the six months ended June 30, 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The six month period decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of PPI and increased unit sales of the Company's masking products.

   Gross Profit

       The Company's gross profit increased 7.6% during the six months ended June 30, 1996 compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from the Company's third quarter 1995 acquisition of PPI and increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the first six months of 1996 to 21.8% from the corresponding period's level of 18.7% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, OCC and DLK).

   Operating Expenses

       Selling and administrative expenses increased .9% during the first six months of 1996 and as a percentage of net sales increased to 10.5% during the first six months of 1996, compared to 9.6% during the same period in the prior year. The increase in selling and administrative expenses as a percentage of net sales is primarily the result of the decrease in the Company's net sales during the six month period ended June 30, 1996 as discussed above.

       Amortization of intangibles decreased $1.4 million during the six month period ended June 30, 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement and the write-off of goodwill in the first six months of 1995.

   Goodwill Write-off

       See "Results of Operations -- for the Three Months Ended June 30, 1996 and June 30, 1995 -- Goodwill Write-off."

   Income from Operations

       Income from operations and operating margin were $23.4 million and 11.1%, respectively, during the six months ended June 30, 1996 compared to $5.5 million and 2.4%, respectively, during the same period in 1995. The increase is primarily attributable to the $13.5 million write-off of goodwill and the accelerated amortization of a non-compete agreement of $1.1 million recorded during 1995.

   Interest Expense

       Interest expense during the first six months of 1996 was comparable to the same period in 1995 reflecting lower interest rates offset by increased interest expense on the Company's 13-1/4% Discount Debentures.

   Income taxes

       The Company's tax provisions for the six months ended June 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income (loss)

       Net income was $1.7 million during the six months ended June 30, 1996 compared to a net loss of $16.3 million in the prior year. The increase in net income is primarily due to increased income from operations.

   EBITDA (before nonrecurring charges)

       EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses and goodwill write-off. Ivex believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

       The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the periods presented.

                                                                             Six Months Ended
                                                             -----------------------------------------------
                                                             June 30,        % of     June 30,           % of
                                                               1996      Net Sales      1995        Net Sales
                                                             --------    ---------    ---------    ----------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 19,167       18.5      $  17,877       16.7
       Industrial Packaging   . . . . . . . . . . . . .        18,452       17.3         15,857       13.2
       Corporate Expense  . . . . . . . . . . . . . . .        (2,931)         -         (2,690)         -
                                                             ---------                ---------
             Total  . . . . . . . . . . . . . . . . . .      $ 34,688       16.5      $  31,044       13.6
                                                             ========                 =========


       The Company's EBITDA (before nonrecurring charges) increased 11.7% from $31.0 million to $34.7 million and EBITDA (before nonrecurring charges) margin increased from 13.6% to 16.5% during the first six months of 1996. The 7.2%, or $1.3 million, increase in Consumer Packaging's EBITDA (before nonrecurring charges) in the current six month period is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance and additional unit sales volume of extruded sheet offset by decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging EBITDA (before nonrecurring charges) of 16.4%, or $2.6 million, is primarily due to the incremental EBITDA from the Company's third quarter 1995 acquisition of PPI and decreased raw material costs for the Company's recycled and specialty papers offset by decreased unit sales volume of the Company's recycled and specialty papers.

   Liquidity and Capital Resources

       The Company conducts business through IPC and has no operations of its own. The primary asset of the Company is the common stock of IPC which has been pledged to secure the obligations of IPC and IPC's subsidiaries under IPC's senior credit facility. The Company is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13-1/4% Senior Discount Debentures due March 15, 2005 (the "13-1/4% Company Discount Debentures"); however, IPC has no contractual obligations to distribute any such cash flow to the Company. In addition, IPC's senior credit facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to the Company. Moreover, the indenture governing the 12-1/2% Senior Subordinated Notes due 2002 (the "12-1/2% Subordinated Note Indenture") contains provisions that limit IPC's ability to pay dividends and make distributions to the Company.

       The Company's long-term debt, less current installments, decreased to $349.8 million at June 30, 1996 from $353.7 million at December 31, 1995 reflecting revolving credit facility payments of $7.5 million and $2.5 million of scheduled debt reductions offset by $6.1 million of accretion on the 13-1/4% Company Discount Debentures. The Company's long-term debt consists primarily of the 13-1/4% Company Discount Debentures, with an accreted value of $99.5 million at June 30, 1996. The long-term debt of the Company's wholly-owned subsidiary, IPC, consists primarily of the $157.3 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $57.5 million under IPC's senior credit facility, $38.3 million of industrial revenue bonds and revolving credit facility borrowings of $1.0 million.

       At June 30, 1996, IPC had cash and cash equivalents of $4.4 million and $52.2 million available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at June 30, 1996 was $39.9 million.

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

       The primary short-term and long-term operating cash requirements for IPC, the Company's wholly owned operating subsidiary, are for debt service, working capital and capital expenditures. The Company expects IPC to rely on cash generated from IPC's and IPC's subsidiaries' operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at June 30, 1996, $52.2 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. The Company believes that IPC and IPC's subsidiaries should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes from 1996 to their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted under these facilities.

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

        IPC's senior credit facility is comprised of $57.5 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility of which approximately $52.2 million was available at June 30, 1996. The term loans require quarterly payments of $1.3 million from March 31, 1996 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in IPC's senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility at June 30, 1996 was the LIBOR reserve adjusted rate, as defined, plus 2.00%. IPC pays a fee of 0.5% on the unused portion of the revolving credit facility. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. Under IPC's senior credit facility, IPC is required to maintain certain financial ratios and levels of net worth while future indebtedness and dividends are restricted.

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

       Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of June 30, 1996, the Company's recorded assets are less than its recorded liabilities by approximately $134.6 million. The Company believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

       The Company made capital expenditures of $8.0 million and $6.7 million for each of the six months ended June 30, 1996 and 1995, respectively, and expects that its capital expenditures in 1996 will approximate $16.0 million to $18.0 million. The Company was not committed under any material contractual obligations for capital expenditures as of June 30, 1996.

       On May 17, 1996, IPC and Package Acquisition, Inc., a wholly-owned subsidiary of IPC, entered into an Agreement and Plan of Merger with CFI Industries, Inc. ("CFI") and Equity Holdings, CFI's majority stockholder. Subject to the satisfaction of certain conditions, Ivex expects that on or about August 16, 1996 Packaging Acquisition, Inc. will merge with and into CFI with CFI surviving the merger as a wholly-owned subsidiary of IPC (the "Merger"). CFI, through its wholly-owned subsidiary, Plastofilm Industries, Inc., is an integrated custom thermoformer of plastic packaging for the medical, electronics and consumer markets.

       Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding shares of common stock of CFI will be converted into the right to receive approximately $13.9 million in the aggregate and IPC will assume approximately $4.5 million of indebtedness. IPC expects to finance the acquisition and all other fees and expenses associated with the Merger through cash from operations and borrowings under IPC's revolving credit facility.

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

ITEM 5.  OTHER INFORMATION.

       On May 17, 1996, IPC and Package Acquisition, Inc., a wholly-owned subsidiary of IPC, entered into an Agreement and Plan of Merger with CFI Industries, Inc. ("CFI") and Equity Holdings, CFI's majority stockholder. Subject to the satisfaction of certain conditions, Ivex expects that on or about August 16, 1996 Packaging Acquisition, Inc. will merge with and into CFI with CFI surviving the merger as a wholly-owned subsidiary of IPC (the "Merger"). CFI, through its wholly-owned subsidiary, Plastofilm Industries, Inc., is an integrated custom thermoformer of plastic packaging for the medical, electronics and consumer markets.

       Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding shares of common stock of CFI will be converted into the right to receive approximately $13.9 million in the aggregate and IPC will assume approximately $4.5 million of indebtedness. IPC expects to finance the acquisition and all other fees and expenses associated with the Merger through cash from operations and borrowings under IPC's revolving credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

                                                                                     Incorporated by
                                                                                     Reference From
                                                                             --------------------------------
                                                                             Exhibit         Registration No.
       Exhibit No.               Description of Document                      Number            or Report
       ----------     ------------------------------------------------       -------      -------------------
         *10.14       Amended and Restated Employment Agreement,
                      dated as of May 30, 1996, between IPC, Inc. and
                      George V. Bayly

         *10.15 Amendment No. 2 to Employment Agreement, dated May 30, 1996, between IPC, Inc. and
                      Frank V. Tannura

         *10.16       Form of Amended and Restated IPC, Inc. Stock
                      Option and Purchase Agreement and Amended
                      Restated Ivex Packaging Corporation Stock
                      Option and Purchase Agreement, each dated as of January, 1996

          10.54       Agreement and Plan of Merger, dated as of                A-1        CFI Industries Inc.'s
                      May 17, 1996 (as amended), among IPC, Inc.,                         Proxy Statement
                      Package Acquisition Inc., CFI Industries and                        dated July 22, 1996
                      Equity Holding

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                      Commission for information only and not filed.

         ---------------
         *Filed herewith

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



                                        IVEX PACKAGING CORPORATION




                                        By: /s/ Frank V. Tannura
                                            ----------------------------
                                            Frank V. Tannura
                                            Vice President and
                                            Principal Financial Officer


August 14, 1996
- ---------------
  ( Date )

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-Q
                                       OF
                           IVEX PACKAGING CORPORATION


                                                                                            Sequentially
    Exhibit                                                                                    Number
      No.                                Description of Document                                Page
  -----------     ---------------------------------------------------------------------    -------------
      10.14       Amended and Restated Employment Agreement, dated as of May 30,
                  1996, between IPC, Inc. and George V. Bayly

      10.15 Amendment No. 2 to Employment Agreement, dated May 30, 1996, between IPC, Inc. and Frank V. Tannura

      10.16       Form of Amended and Restated IPC, Inc. Stock Option and Purchase
                  Agreement and Amended and Restated Ivex Packaging Corporation
                  Stock Option and Purchase Agreement, each dated as of January 1, 1996

      10.54 Agreement and Plan of Merger, dated as of May 17, 1996 (as amended), among IPC, Inc., Package Acquisition, Inc, CFI
                  Industries, Inc. and Equity Holdings