Form 10-Q
period 1997-03-31
IVEX PACKAGING CORP /DE/
filed 1997-05-14
CIK 900367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   ---------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------



For the Quarter Ended March 31, 1997            Commission File Number 33-60714

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

     At May 13, 1997, there were 1,072,246 shares of common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                         ASSETS
                                                           MARCH 31,  DECEMBER 31,
                                                             1997         1996
                                                           ---------  ------------
Current Assets:
 Cash and cash equivalents ..............................   $  7,308      $  2,822
 Accounts receivable trade, net of allowance ............     61,760        51,638
 Inventories ............................................     55,124        49,023
 Prepaid expenses and other .............................      4,484         5,395
                                                           ---------  ------------
  Total current assets ..................................    128,676       108,878
                                                           ---------  ------------
Property, Plant and Equipment:
 Buildings and improvements .............................     50,581        49,038
 Machinery and equipment ................................    252,633       231,526
 Construction in progress ...............................     12,548         8,069
                                                           ---------  ------------
                                                             315,762       288,633
 Less - Accumulated depreciation ........................   (130,031)     (123,957)
                                                           ---------  ------------
                                                             185,731       164,676
 Land ...................................................      8,614         8,304
                                                           ---------  ------------
  Total property, plant and equipment ...................    194,345       172,980
                                                           ---------  ------------
Other Assets:
 Goodwill, net of accumulated amortization ..............     28,259        20,506
 Miscellaneous ..........................................     14,971        13,537
                                                           ---------  ------------
  Total other assets ....................................     43,230        34,043
                                                           ---------  ------------
Total Assets ............................................   $366,251      $315,901
                                                           =========  ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Current installments of long-term debt .................   $  7,165      $  5,921
 Accounts payable .......................................     34,418        36,748
 Accrued salary and wages ...............................      5,927         8,603
 Self insurance reserves ................................      6,902         7,453
 Accrued rebates and discounts ..........................      2,965         3,824
 Accrued interest .......................................      6,636         1,680
 Other accrued expenses .................................     14,056        12,110
                                                           ---------  ------------
  Total current liabilities .............................     78,069        76,339
                                                           ---------  ------------
Long-Term Debt ..........................................    398,988       352,893
                                                           ---------  ------------
Other Long-Term Liabilities .............................      5,019         5,243
                                                           ---------  ------------
Deferred Income Taxes ...................................     10,993         8,770
                                                           ---------  ------------
Stockholders' Deficit:
 Ivex Packaging Corporation common stock, $.01 par value -
  2,000,000 shares authorized; and 1,072,246 shares
  issued and outstanding ................................         11            11
 Paid in capital in excess of par value .................    177,375       177,375
 Accumulated deficit ....................................   (303,242)     (303,566)
 Foreign currency translation adjustment ................       (962)       (1,164)
                                                           ---------  ------------
  Total stockholders' deficit ...........................   (126,818)     (127,344)
                                                           ---------  ------------
Total Liabilities and Stockholders' Deficit .............  $ 366,251     $ 315,901
                                                           =========  ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                  Three Months Ended
                                                      March 31,
                                                 --------------------
                                                   1997       1996
                                                 ---------  ---------

           Net sales ..........................   $127,864   $104,216
           Cost of goods sold .................    101,494     82,764
                                                 ---------  ---------
           Gross profit .......................     26,370     21,452
                                                 ---------  ---------
           Operating expenses:
            Selling ...........................      6,137      4,676
            Administrative ....................      8,282      6,442
            Amortization of intangibles .......        171        140
                                                 ---------  ---------
           Total operating expenses ...........     14,590     11,258
                                                 ---------  ---------
           Income from operations .............     11,780     10,194
           Interest expense ...................     11,129     10,764
                                                 ---------  ---------
           Income (loss) before income taxes ..        651       (570)
           Income tax provision ...............       (327)      (221)
                                                 ---------  ---------
           Net income (loss) ..................    $   324   $   (791)
                                                 =========  =========






         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                             Ivex Packaging
                                              Corporation          Paid in                    Foreign
                                              Common Stock         Capital                   Currency
                                           ------------------    In Excess of  Accumulated  Translation  Stockholders'
                                            Shares    Amount      Par Value      Deficit    Adjustment     Deficit
                                           ---------  -------  --------------  -----------  -----------  ------------

Balance at December 31, 1995 ............  1,072,246   $   11        $177,375   $ (312,234)    $ (1,484)    $ (136,332)
  Foreign currency translation adjustment                                                           320            320
  Net income ............................                                            8,668                       8,668
                                           ---------  -------  --------------  -----------  -----------  -------------
Balance at December 31, 1996 ............  1,072,246       11         177,375     (303,566)      (1,164)      (127,344)
  Foreign currency translation adjustment                                                           202            202
  Net income ............................                                              324                         324
                                           ---------  -------  --------------  -----------  -----------  -------------
Balance at March 31, 1997 ...............  1,072,246      $11        $177,375   $ (303,242)      $ (962)    $ (126,818)
                                           =========  =======  ==============  ===========  ===========  =============



         The accompanying notes are an integral part of this statement.

                          IVEX PACKAGING CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                          1997            1996
                                                                                     --------------  --------------
Cash flows from operating activities:
  Net income (loss) ...............................................................       $     324     $      (791)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation of properties .................................................           6,053           5,590
       Amortization of intangibles and debt issue costs ...........................             536             483
       Non-cash interest ..........................................................           3,425           3,033
                                                                                     --------------  --------------
                                                                                             10,338           8,315
    Change in operating assets and liabilities:
      Accounts receivable .........................................................          (6,796)         (1,793)
      Inventories .................................................................          (2,150)            339
      Prepaid expenses and other ..................................................           1,034           1,156
      Accounts payable ............................................................          (6,561)         (9,239)
      Accrued expenses and other liabilities ......................................           1,728           6,523
                                                                                     --------------  --------------
        Net cash from (used by) operating activities ..............................          (2,407)          5,301
                                                                                     --------------  --------------
Cash flows from financing activities:
  Payment of senior credit facility ...............................................          (1,250)         (1,250)
  Proceeds from revolving credit facility .........................................          44,900               -
  Payment of revolving credit facility ............................................               -            (700)
  Payment of debt issue costs .....................................................            (210)            (75)
  Other, net ......................................................................            (406)              -
                                                                                     --------------  --------------
        Net cash from (used by) financing activities ..............................          43,034          (2,025)
                                                                                     --------------  --------------
Cash flows from investing activities:
  Purchase of property, plant and equipment .......................................          (5,479)         (3,373)
  Acquisition of the OPS business of Viskase Limited ..............................         (11,907)              -
  Acquisition of M&R Plastics, Inc. ...............................................         (18,651)              -
  Other, net ......................................................................            (104)            232
                                                                                     --------------  --------------
        Net cash used by investing activities .....................................         (36,141)         (3,141)
                                                                                     --------------  --------------
Net increase in cash and cash equivalents .........................................           4,486             135
Cash and cash equivalents at beginning of period ..................................           2,822           4,830
                                                                                     --------------  --------------
Cash and cash equivalents at end of period ........................................       $   7,308       $   4,965
                                                                                     ==============  ==============

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest ......................................................................       $   2,384       $   1,621
    Income taxes ..................................................................             349             434



         The accompanying notes are an integral part of this statement.

                          IVEX PACKAGING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)



NOTE 1 - ACCOUNTING AND REPORTING POLICIES

     In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company").

     The Company is the sole stockholder of its operating subsidiary, IPC, Inc. ("IPC"). The Company is a holding company with no operations of its own and is dependent on the operating cash flow of IPC and its subsidiaries in order to pay principal and interest on its debt; however, IPC has no contractual obligation to distribute any such cash flow to the Company.

     The Company's accounting and reporting policies are summarized in Note 2 of the Ivex Form 10-K.

Accounts Receivable

     Accounts receivable at March 31, 1997 and December 31, 1996 consist of the following:


                                            March 31,   December 31,
                                              1997         1996
                                            ---------   ------------
 Accounts receivable ......................    $63,946      $53,718
 Less -- Allowance for doubtful accounts ..     (2,186)      (2,080)
                                               -------      -------
                                               $61,760      $51,638
                                               =======      =======


Inventories

 Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                            March 31,   December 31,
                                              1997         1996
                                            ---------   ------------
 Raw materials ...........................    $28,138      $26,483
 Finished goods ..........................     26,986       22,540
                                            ---------   -----------
                                             $55,124      $49,023
                                            =========   ===========


NOTE 2 - INCOME TAXES

     Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to net operating loss carryovers and state and foreign income taxes.

                          IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 3 - LONG-TERM DEBT

     At March 31, 1997 and December 31, 1996, the long-term debt of the Company and its wholly owned subsidiary, IPC, was as follows:


                                                                March 31,   December 31,
                                                                   1997        1996
                                                               ------------ ------------

 Senior credit facility ......................................   $   98,650  $    55,000
 Industrial revenue bonds ....................................       38,293       38,293
 12-1/2% IPC Notes, net of discount ..........................      157,368      157,340
 13-1/4% Company Discount Debentures, net of discount ........      109,564      106,139
 Other .......................................................       2,278         2,042
                                                               ------------ ------------
     Total debt outstanding .................................       406,153      358,814
 Less - Current installments of long-term debt ...............       (7,165)      (5,921)
                                                               ------------ ------------
     Long-term debt .........................................    $  398,988  $   352,893
                                                               ============ ============




NOTE 4 - ACQUISITIONS

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for $11,907. On February 21, 1997, IPC purchased all of the outstanding common stock of M&R Plastics, Inc. ("M&R") located in Laval, Quebec for $18,651, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility. As a result of these borrowings, IPC amended and restated its senior credit facility on March 24, 1997 to, among other things, increase its revolving credit facility from $55,000 to $105,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Net Sales

     The Company's net sales increased by 22.7% during the first quarter of 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of significantly increased volume of extruded sheet and film and incremental sales volume associated with recently completed acquisitions. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                    Three Months Ended
                         -----------------------------------------
                                   (dollars in thousands)
                           March 31,             March 31,
                             1997          %       1996       %
                         ------------  --------  --------  -------
Consumer Packaging ....  $   72,048      56.3     $49,938     47.9
Industrial Packaging ..      55,816      43.7      54,278     52.1
                         ----------  --------    --------  -------
        Total .........  $  127,864     100.0    $104,216    100.0
                         ==========  ========    ========  =======



     Consumer Packaging net sales increased by 44.3% during the first quarter of 1997 from the corresponding period in 1996 resulting from increased unit sales volume of extruded sheet and film, the third quarter 1996 acquisitions of Plastofilm Industries, Inc. ("Plastofilm") and Trio Products, Inc. ("Trio"), and the first quarter 1997 acquisitions of the Sedgefield, England OPS operations and M&R. During the first quarter of 1997, domestic production of extruded sheet in pounds increased 36.1% while the average selling price per pound decreased 2.8% from the corresponding period in 1996. Sales of extruded film pounds increased 40.8% during the first quarter of 1997 and the selling price per pound of extruded film decreased 5.9% from the corresponding period in 1996. Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased slightly during the first quarter of 1997 over the first quarter of 1996.

     Industrial Packaging net sales increased by 2.8% during the first quarter of 1997 from the corresponding period in 1996, primarily due to increased unit volume of the Company's protective masking products and recycled and specialty papers. The increase in net sales was partially offset by a decrease in volume of the Company's coated paper for stamp applications and a decrease in the average net selling price per ton for the Company's recycled and specialty paper. The number of tons of recycled and specialty paper sold during the period increased 12.9%. However, the average net selling price of the Company's recycled and specialty paper decreased 7.9% during the first quarter of 1997 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs.

Gross Profit

     The Company's gross profit increased 22.9% during the first quarter of 1997 compared to the corresponding period in the prior year primarily as a result of the increased sales volume and the incremental effects from the newly acquired facilities partially offset by weak margins in the Company's recycled and specialty paper operations due to market conditions and decreased profitability of the Company's polymerization operations. Gross profit margin was 20.6% during the first quarter of 1997 and 1996.

Operating Expenses

     Selling and administrative expenses increased 29.7% during the first quarter of 1997 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.3% during the first quarter of 1997 compared to 10.7% during the same period in the prior year primarily due to the higher selling and administrative expenses at Plastofilm and the additional management committed to the Company's protective masking products group.

     Amortization of intangibles increased 22.1% during the first quarter of 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

Income from Operations

     Income from operations was $11.8 million during the first quarter of 1997 compared to income from operations of $10.2 million during the first quarter of 1996. The increase in income from operations is primarily a result of the increased volume of extruded OPS sheet and film during the first quarter of 1997 and the recently completed acquisitions. Operating margin was 9.2% for the first quarter of 1997 compared to operating margin of 9.8% during the first quarter of 1996. The decrease in operating margin is primarily due to the increased selling and administrative expenses as a percentage of net sales.

Interest Expense

     Interest expense during the first quarter of 1997 was $11.1 million compared to $10.8 million during the same period in 1996. The increase reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13-1/4% Company Discount Debentures and additional borrowings on IPC's revolving credit facility to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Company's senior credit facility.

Net Income (Loss)

     Net income was $324,000 during the first quarter of 1997 compared to net loss of $791,000 in the prior year. The increase in net income during the first quarter of 1997 is primarily due to increased income from operations partially offset by higher interest expense.

EBITDA

     EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off, acquisition related expenses and restructuring charge. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented.


                                     Three Months Ended
                          -----------------------------------------
                                    (dollars in thousands)

                          March 31,    % of    March 31,     % of
                             1997    Net Sales   1996     Net Sales
                          ---------  --------- --------   ---------
 Consumer Packaging ....  $  11,220      15.6  $  8,779      17.6
 Industrial Packaging ..      8,327      14.9     8,643      15.9
 Corporate Expense .....     (1,543)       -     (1,498)       -
                          ---------  --------  --------    ------
         Total            $  18,004      14.1  $ 15,924      15.3
                          =========  ========  ========    ======


     The Company's EBITDA increased 13.1% from $15.9 million to $18.0 million and EBITDA margin decreased from 15.3% to 14.1% during the first quarter of 1997 compared to the same period in 1996. The 27.8%, or $2.4 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the increased sales of extruded sheet and film and to the incremental EBITDA from the acquisition of Plastofilm. The improved gross margin on the Company's converted plastic and paper products caused primarily by reduced raw material costs also contributed to the EBITDA increase. The decrease in Industrial Packaging's EBITDA of 3.7%, or $316,000, is primarily due to decreased gross profit associated with lower selling prices for the Company's recycled and specialty paper and increased operating expenses in the Company's protective masking business.

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

     The Company's long-term debt, less current installments, increased to $399.0 million at March 31, 1997 from $352.9 million at December 31, 1996 primarily reflecting $3.4 million of accretion on the 13-1/4% Company Discount Debentures, revolving credit facility borrowings of $44.9 million and $1.3 million of scheduled debt reductions. The Company's long-term debt consists of the 13-1/4% Company Discount Debentures, with an accreted value of $109.6 million at March 31, 1997. The long-term debt of the Company's wholly-owned subsidiary, IPC, consists primarily of the $157.4 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $47.5 million under IPC's senior credit facility, revolving credit facility borrowing of $44.9 million, $38.0 million of industrial revenue bonds and other debt of $1.6 million.

     At March 31, 1997, IPC had cash and cash equivalents of $7.3 million and $56.5 million was available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at March 31, 1997 was $50.6 million.

     The Company's primary long-term cash requirements are for the debt service relating to the 13-1/4% Company Discount Debentures. Commencing on September 15, 2000, cash interest on the 13-1/4% Company Discount Debentures will be payable semi-annually and on March 15, 2005, the 13-1/4% Company Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. The Company will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to the Company. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to the Company under the 12-1/2% Subordinated Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to the Company can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to the Company in order for the Company to service the cash interest payments on the 13-1/4% Company Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13-1/4% Company Discount Debentures upon their maturity in 2005. Consequently, all or a portion of the 13-1/4% Company Discount Debentures may require refinancing prior to such dates. The Company believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13-1/4% Company Discount Debentures and to refinance any remaining principal amount of the 13-1/4% Company Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that the Company is unable to service the cash interest payments on or to retire or refinance the 13-1/4% Company Discount Debentures or is unable to obtain any required consents from the holders of the 12-1/2% IPC Notes to make interest payments on the 13-1/4% Company Discount Debentures, the Company may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. During the period prior to September 15, 2000, the Company does not expect to have significant cash requirements.

     The primary short-term and long-term operating cash requirements for IPC, the Company's wholly owned operating subsidiary, are for debt service, working capital and capital expenditures. The Company expects IPC to rely on cash generated from IPC's and IPC's subsidiaries' operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at March 31, 1997, $56.5 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. The Company believes that IPC and IPC's subsidiaries should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes through their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends, among other things, are restricted under these facilities.

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



              Year                         Percentage
              ----                         ----------
              1997.................        106.250%
              1998.................        103.125%
              1999 and thereafter..        100.000%

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

     Prior to March 24, 1997, IPC's senior credit facility was comprised of $55.0 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility. On March 24, 1997, IPC amended and restated this credit facility to, among other things, increase the revolving credit facility to $105.0 million. At March 31, 1997, IPC's amended and restated credit facility is comprised of $53.8 million in term loans, a $45.0 million letter of credit facility and a $105.0 million revolving credit facility of which approximately $56.5 million was available as of March 31, 1997. The term loans under the amended and restated credit facility require quarterly payments of $1.3 million from June 30, 1997 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in IPC's amended and restated senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility as of April 7, 1997 was the LIBOR reserve adjusted rate, as defined, plus 1.50% or prime rate plus 0.50%. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. The revolving credit facility and letter of credit facility terminate on September 30, 2001. Under the amended and restated credit facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things.

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

     Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of March 31, 1997, the Company's recorded assets are less than its recorded liabilities by approximately $126.8 million. The Company believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for $11.9 million and on February 21, 1997, IPC purchased all of the outstanding common stock of M&R located in Laval, Quebec for $18.7 million, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility.

     The Company made capital expenditures of $5.5 million and $3.4 million for each of the three months ended March 31, 1997 and 1996, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of March 31, 1997.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which Ivex or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.




                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        IVEX PACKAGING CORPORATION





                        By:   /s/ Frank V. Tannura
                             ---------------------------
                             Frank V. Tannura
                             Vice President and
                             Principal Financial Officer


May 13, 1997
------------
  ( Date )