Form 10-Q
period 1997-06-30
IVEX PACKAGING CORP /DE/
filed 1997-08-01
CIK 900367

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

For the Quarter Ended June 30, 1997              Commission File Number 33-60714

                           IVEX PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                     76-0171625
(State or other jurisdiction        (I.R.S. Employer
     of incorporation)            Identification No.)
    100 Tri-State Drive
   Lincolnshire, Illinois                60069
   (Address of Principal               (Zip Code)
     Executive Office)

       Registrant's Telephone number, including area code: (847) 945-9100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No ____

     At August 1, 1997, there were 1,072,246 shares of common stock, par value $0.01 per share, outstanding.
================================================================================

                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                1997          1996
                                                              --------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   8,345    $   2,822
  Accounts receivable trade, net of allowance...............     67,068       51,638
  Inventories...............................................     53,506       49,023
  Prepaid expenses and other................................      6,327        5,395
                                                              ---------    ---------
     Total current assets...................................    135,246      108,878
                                                              ---------    ---------
Property, Plant and Equipment:
  Buildings and improvements................................     53,491       49,038
  Machinery and equipment...................................    249,091      231,526
  Construction in progress..................................     15,959        8,069
                                                              ---------    ---------
                                                                318,541      288,633
  Less -- Accumulated depreciation..........................   (136,699)    (123,957)
                                                              ---------    ---------
                                                                181,842      164,676
  Land......................................................      8,925        8,304
                                                              ---------    ---------
     Total property, plant and equipment....................    190,767      172,980
                                                              ---------    ---------
Other Assets:
  Goodwill, net of accumulated amortization.................     30,115       20,506
  Miscellaneous.............................................     14,514       13,537
                                                              ---------    ---------
     Total other assets.....................................     44,629       34,043
                                                              ---------    ---------
Total Assets................................................  $ 370,642    $ 315,901
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt....................  $   8,012    $   5,921
  Accounts payable..........................................     35,795       36,748
  Accrued salary and wages..................................      6,730        8,603
  Self insurance reserves...................................      6,650        7,453
  Accrued rebates and discounts.............................      3,559        3,824
  Accrued interest..........................................      1,567        1,680
  Other accrued expenses....................................     12,733       12,110
                                                              ---------    ---------
     Total current liabilities..............................     75,046       76,339
                                                              ---------    ---------
Long-Term Debt..............................................    404,612      352,893
                                                              ---------    ---------
Other Long-Term Liabilities.................................      4,894        5,243
                                                              ---------    ---------
Deferred Income Taxes.......................................     10,482        8,770
                                                              ---------    ---------
Stockholders' Deficit:
  Ivex Packaging Corporation common stock, $.01 par value --
     2,000,000 shares authorized; and 1,072,246 shares
     issued and outstanding.................................         11           11
  Paid in capital in excess of par value....................    177,375      177,375
  Accumulated deficit.......................................   (300,879)    (303,566)
  Foreign currency translation adjustment...................       (899)      (1,164)
                                                              ---------    ---------
     Total stockholders' deficit............................   (124,392)    (127,344)
                                                              ---------    ---------
Total Liabilities and Stockholders' Deficit.................  $ 370,642    $ 315,901
                                                              =========    =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           QUARTER ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          1997        1996        1997        1996
                                                          ----        ----        ----        ----
Net sales...........................................    $136,170    $106,227    $264,034    $210,443
Cost of goods sold..................................     106,179      81,904     207,673     164,668
                                                        --------    --------    --------    --------
Gross profit........................................      29,991      24,323      56,361      45,775
                                                        --------    --------    --------    --------
Operating expenses:
  Selling...........................................       7,094       4,923      13,231       9,599
  Administrative....................................       7,954       6,091      16,236      12,533
  Amortization of intangibles.......................         341         118         512         258
                                                        --------    --------    --------    --------
Total operating expenses............................      15,389      11,132      29,979      22,390
                                                        --------    --------    --------    --------
Income from operations..............................      14,602      13,191      26,382      23,385
Interest expense....................................      11,676      10,457      22,805      21,221
                                                        --------    --------    --------    --------
Income before income taxes..........................       2,926       2,734       3,577       2,164
Income tax provision................................        (563)       (219)       (890)       (440)
                                                        --------    --------    --------    --------
Net income..........................................    $  2,363    $  2,515    $  2,687    $  1,724
                                                        ========    ========    ========    ========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                     IVEX PACKAGING
                                      CORPORATION         PAID IN                      FOREIGN
                                      COMMON STOCK        CAPITAL                     CURRENCY
                                   ------------------   IN EXCESS OF   ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                    SHARES     AMOUNT    PAR VALUE       DEFICIT     ADJUSTMENT       DEFICIT
                                    ------     ------   ------------   -----------   -----------   -------------
Balance at December 31, 1995....   1,072,246    $11       $177,375      $(312,234)     $(1,484)      $(136,332)
  Foreign currency translation
     adjustment.................                                                           320             320
  Net income....................                                            8,668                        8,668
                                   ---------    ---       --------      ---------      -------       ---------
Balance at December 31, 1996....   1,072,246     11        177,375       (303,566)      (1,164)       (127,344)
  Foreign currency translation
     adjustment.................                                                           265             265
  Net income....................                                            2,687                        2,687
                                   ---------    ---       --------      ---------      -------       ---------
Balance at June 30, 1997........   1,072,246    $11       $177,375      $(300,879)     $  (899)      $(124,392)
                                   =========    ===       ========      =========      =======       =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
Cash flows from operating activities:
  Net income................................................    $  2,687    $  1,724
  Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation of properties...........................      12,778      11,045
       Amortization of intangibles and debt issue costs.....       1,251         951
       Non-cash interest....................................       6,956       6,139
                                                                --------    --------
                                                                  23,672      19,859
     Change in operating assets and liabilities:
       Accounts receivable..................................     (12,104)        828
       Inventories..........................................        (532)       (798)
       Prepaid expenses and other...........................        (809)        852
       Accounts payable.....................................      (5,184)     (3,517)
       Accrued expenses and other liabilities...............      (3,774)        227
                                                                --------    --------
          Net cash from operating activities................       1,269      17,451
                                                                --------    --------
Cash flows from financing activities:
  Payment of senior credit facility.........................      (2,500)     (2,500)
  Proceeds from revolving credit facility...................      49,200          --
  Payment of revolving credit facility......................          --      (7,500)
  Payment of debt issue costs...............................        (327)       (191)
  Other, net................................................        (430)         --
                                                                --------    --------
          Net cash from (used by) financing activities......      45,943     (10,191)
                                                                --------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................     (10,984)     (7,996)
  Acquisition of the OPS business of Viskase Limited........     (11,907)         --
  Acquisition of M&R Plastics, Inc..........................     (18,651)         --
  Other, net................................................        (147)        346
                                                                --------    --------
          Net cash used by investing activities.............     (41,689)     (7,650)
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents........       5,523        (390)
Cash and cash equivalents at beginning of period............       2,822       4,830
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  8,345    $  4,440
                                                                ========    ========
Supplemental cash flow disclosures:
  Cash paid during the period for:
     Interest...............................................    $ 15,222    $ 14,410
     Income taxes...........................................       1,072         742

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ACCOUNTING AND REPORTING POLICIES

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

  Accounts Receivable

     Accounts receivable at June 30, 1997 and December 31, 1996 consist of the following:

                                                             JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                             --------    ------------
Accounts receivable......................................    $69,370       $53,718
Less -- Allowance for doubtful accounts..................     (2,302)       (2,080)
                                                             -------       -------
                                                             $67,068       $51,638
                                                             =======       =======

  Inventories

     Inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                                             JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                             --------    ------------
Raw materials............................................    $27,561       $26,483
Finished goods...........................................     25,945        22,540
                                                             -------       -------
                                                             $53,506       $49,023
                                                             =======       =======

NOTE 2 -- INCOME TAXES

     Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to net operating loss carryovers and state and foreign income taxes.

                           IVEX PACKAGING CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 3 -- LONG-TERM DEBT

     At June 30, 1997 and December 31, 1996, the long-term debt of the Company and its wholly owned subsidiary, IPC, was as follows:

                                                          JUNE 30,   DECEMBER 31,
                                                            1997         1996
                                                          --------   ------------
Senior credit facility..................................  $101,700     $ 55,000
Industrial revenue bonds................................    38,293       38,293
12 1/2% IPC Notes, net of discount......................   157,395      157,340
13 1/4% Discount Debentures, net of discount............   113,095      106,139
Other...................................................     2,141        2,042
                                                          --------     --------
     Total debt outstanding.............................   412,624      358,814
Less -- Current installments of long-term debt..........    (8,012)      (5,921)
                                                          --------     --------
Long-term debt..........................................  $404,612     $352,893
                                                          ========     ========

NOTE 4 -- ACQUISITIONS

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England ("the Sedgefield, England OPS operations") for $11,907. On February 21, 1997, IPC purchased all of the outstanding common stock of M&R Plastics, Inc. ("M&R") located in Laval, Quebec for $18,651, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility. As a result of these borrowings, IPC amended and restated its senior credit facility on March 24, 1997 to, among other things, increase its revolving credit facility from $55,000 to $105,000. Pro forma financial information associated with these acquisitions has not been included because these acquisitions are not material to the Company's consolidated financial statements.

NOTE 5 -- SUBSEQUENT EVENT -- INITIAL PUBLIC OFFERING

     On August 1, 1997, as part of a proposed strategy to refinance all or a portion of its debt, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") for a proposed initial public offering of its Common Stock. Such registration statement is publicly available through the SEC's offices. There can be no assurance that such offering or refinancing will be effected.

     Additionally, the Company believes that, were the offering to be successfully executed, such transaction would trigger a change in ownership of the Company, as defined under Section 382 of the Internal Revenue Code, resulting in a limitation of the Company's ability to utilize its net operating loss carryovers in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

  Net Sales

     The Company's net sales increased by 28.2% during the second quarter of 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of the third quarter 1996 acquisitions of Plastofilm Industries, Inc. ("Plastofilm") and Trio Products, Inc. ("Trio") and the first quarter 1997 acquisitions of the Sedgefield, England OPS operations and M&R. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:

                                                                    THREE MONTHS ENDED
                                                            -----------------------------------
                                                            JUNE 30,           JUNE 30,
                                                              1997       %       1996       %
                                                            --------     -     --------     -
                                                                  (DOLLARS IN THOUSANDS)
Consumer Packaging........................................  $ 80,866    59.4   $ 53,557    50.4
Industrial Packaging......................................    55,304    40.6     52,670    49.6
                                                            --------   -----   --------   -----
     Total................................................  $136,170   100.0   $106,227   100.0
                                                            ========   =====   ========   =====

     Consumer Packaging net sales increased by 51.0% during the second quarter of 1997 from the corresponding period in 1996 resulting primarily from incremental sales associated with the third quarter 1996 acquisitions of Plastofilm and Trio and the first quarter 1997 acquisitions of the Sedgefield, England OPS operations and M&R. The increase in sales also resulted from increased unit sales volume of OPS sheet and film offset by decreased selling price. During the second quarter of 1997, domestic production of extruded sheet in pounds increased 2.9% while the average selling price per pound decreased 1.8% from the corresponding period in 1996. Sales of extruded OPS film pounds increased 24.8% during the second quarter of 1997 while the average selling price per pound of extruded OPS film decreased 6.4% from the corresponding period in 1996. Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased 12.4% during the second quarter of 1997 over the second quarter of 1996 primarily due to new product introductions in the supermarket and agricultural market segments.

     Industrial Packaging net sales increased by 5.0% during the second quarter of 1997 from the corresponding period in 1996, primarily due to increased unit volume of the Company's protective masking products and recycled and specialty papers. The increase in net sales was partially offset by a decrease in the average net selling price of the Company's masking and recycled and specialty paper. The number of tons of recycled and specialty paper sold during the period increased 8.2%. However, the average net selling price of the Company's recycled and specialty paper decreased 1.3% during the second quarter of 1997 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs.

  Gross Profit

     The Company's gross profit increased 23.3% during the second quarter of 1997 compared to the corresponding period in the prior year primarily as a result of the increased sales volume and the incremental effects from the newly acquired facilities. Gross profit margin was 22.0% and 22.9% during the second quarter of 1997 and 1996, respectively. The decrease in gross profit margin resulted from reduced margins in the Company's recycled and specialty paper operations due to market conditions, the decreased profitability of the Company's polymerization operations and increased material costs for the Company's protective masking products. The decreased gross profit margin was partially offset by gross profit margin improvements associated with the increased production volume of the Company's converted plastic and paper products.

  Operating Expenses

     Selling and administrative expenses increased 36.6% during the second quarter of 1997 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.1% during the second quarter of 1997 compared to 10.4% during the same period in the prior year primarily due to the higher selling and administrative expenses at Plastofilm and Industrial Packaging.

     Amortization of intangibles increased 189.0% during the second quarter of 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

  Income from Operations

     Income from operations was $14.6 million during the second quarter of 1997 compared to income from operations of $13.2 million during the second quarter of 1996. The increase in income from operations is primarily a result of the recently completed acquisitions and increased sales volume of Consumer Packaging converted plastic and paper products. Operating margin was 10.7% for the second quarter of 1997 compared to operating margin of 12.4% during the second quarter of 1996. The decrease in operating margin is primarily due to the increased selling and administrative expenses as a percentage of net sales and decreased gross margin.

  Interest Expense

     Interest expense during the second quarter of 1997 was $11.7 million compared to $10.5 million during the same period in 1996. The increase primarily reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13 1/4% Senior Discount Debentures due March 15, 2005 (the
"13 1/4% Discount Debentures") and additional borrowings on IPC's Senior Credit Facility (the "Credit Facility") to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Credit Facility.

  Net Income

     Net income was $2.4 million during the second quarter of 1997 compared to net income of $2.5 million in the prior year. The decrease in net income during the second quarter of 1997 is primarily due to the increased interest expense related to the accretion on the 13 1/4% Discount Debentures.

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

                                                           THREE MONTHS ENDED
                                             ----------------------------------------------
                                             JUNE 30,      % OF       JUNE 30,      % OF
                                               1997      NET SALES      1996      NET SALES
                                             --------    ---------    --------    ---------
                                                         (DOLLARS IN THOUSANDS)
Consumer Packaging.......................    $14,119       17.5       $10,388       19.4
Industrial Packaging.....................      9,189       16.6         9,809       18.6
Corporate Expense........................     (1,640)        --        (1,433)        --
                                             -------       ----       -------       ----
     Total...............................    $21,668       15.9       $18,764       17.7
                                             =======       ====       =======       ====

     The Company's EBITDA increased 15.5% from $18.8 million to $21.7 million and EBITDA margin decreased from 17.7% to 15.9% during the second quarter of 1997 compared to the same period in 1996. The 35.9%, or $3.7 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the incremental EBITDA from the recently completed acquisitions. The increased sales volume and the improved gross margin on the Company's converted plastic and paper products also contributed to the EBITDA increase. Consumer Packaging's increased EBITDA was partially offset by the decreased profitability of the Company's polymerization operations. The decrease in Industrial Packaging's EBITDA of 6.3%, or $620,000, is primarily due to increased raw material costs and increased operating expenses in the Company's protective masking business.

RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  Net Sales

     The Company's net sales increased by 25.5% during the six months ended June 30, 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of incremental sales volume associated with the recently completed acquisitions (including Plastofilm, Trio, the Sedgefield, England OPS operations and M&R) and significantly increased volume of extruded sheet and film. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:

                                                          SIX MONTHS ENDED
                                           ----------------------------------------------
                                           JUNE 30,      % OF       JUNE 30,      % OF
                                             1997      NET SALES      1996      NET SALES
                                           --------    ---------    --------    ---------
                                                       (DOLLARS IN THOUSANDS)
Consumer Packaging.....................    $152,914       57.9      $103,495       49.2
Industrial Packaging...................     111,120       42.1       106,948       50.8
                                           --------      -----      --------      -----
     Total.............................    $264,034      100.0      $210,443      100.0
                                           ========      =====      ========      =====

     Consumer Packaging net sales increased by 47.8% during the six months ended June 30, 1997 from the corresponding period in 1996 primarily due to incremental sales volume associated with the recently completed acquisitions, increased unit sales volume of extruded OPS sheet and film and increased sales of converted plastic and paper products. The increase in net sales was partially offset by decreased average selling prices of OPS sheet and film. During the six months ended June 30, 1997, domestic production of extruded OPS sheet in pounds increased 18.7% while the average selling price per pound decreased 2.4% from the corresponding period in 1996. Sales of extruded OPS film in pounds increased 32.5% during the first six months of 1997 and the average selling price per pound decreased 6.2% from the corresponding period in 1996. Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased 8.0% during the six months ended June 30, 1997 over the corresponding period in 1996 primarily due to new product introductions in the supermarket and agricultural market segments.

     Industrial Packaging net sales increased by 3.9% during the six months ended June 30, 1997 from the corresponding period in 1996, primarily due to increased unit volume of the Company's protective masking products and increased average selling price of the Company's recycled and specialty papers. The increase in net sales was partially offset by a decrease in volume of the Company's coated paper for stamp applications and decreased unit volume of the Company's recycled and specialty paper. The average net selling price of the Company's recycled and specialty paper increased 10.8% during the six months ended June 30, 1997 compared to the corresponding period in the prior year. However, the number of tons of recycled and specialty paper sold during the period decreased 4.9% compared to the corresponding period in 1996.

  Gross Profit

     The Company's gross profit increased 23.1% during the six months ended June 30, 1997 compared to the corresponding period in the prior year primarily as a result of the incremental effects of newly acquired facilities and increased sales volume. The increased gross profit was partially offset by decreased margins in the Company's recycled and specialty paper operations due to market conditions and decreased profitability of the Company's polymerization operations. Gross profit margin was 21.3% and 21.8% during the six months ended June 30, 1997 and 1996, respectively.

  Operating Expenses

     Selling and administrative expenses increased 33.1% during the six months ended June 30, 1997 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.2% during the six months ended June 30, 1997 compared to 10.5% during the same period in the prior year primarily due to the higher selling and administrative expenses at Plastofilm and the additional management committed to the Company's protective masking products group.

     Amortization of intangibles increased 98.4% during the six months ended June 30, 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

  Income from Operations

     Income from operations was $26.4 million during the six months ended June 30, 1997 compared to income from operations of $23.4 million during the six months ended June 30, 1996. The increase in income from operations is primarily a result of the recently completed acquisitions and increased volume of extruded OPS sheet and film during the six months ended June 30, 1997. Operating margin was 10.0% for the six months ended June 30, 1997 compared to operating margin of 11.1% during the six months ended June 30, 1996. The decrease in operating margin is primarily due to the increased selling and administrative expenses as a percentage of net sales.

  Interest Expense

     Interest expense during the six months ended June 30, 1997 was $22.8 million compared to $21.2 million during the same period in 1996. The increase reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13 1/4% Discount Debentures and additional borrowings under the Credit Facility to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Credit Facility.

  Net Income

     Net income was $2.7 million during the six months ended June 30, 1997 compared to net income of $1.7 million in the prior year. The increase in net income during the first six months of 1997 is primarily due to increased income from operations partially offset by higher interest expense.

  EBITDA

     EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off, acquisition related expenses and restructuring charge. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented.

                                                        SIX MONTHS ENDED
                                           -------------------------------------------
                                           JUNE 30,     % OF      JUNE 30,     % OF
                                             1997     NET SALES     1996     NET SALES
                                           --------   ---------   --------   ---------
                                                     (DOLLARS IN THOUSANDS)
Consumer Packaging.......................  $25,339      16.6      $19,167      18.5
Industrial Packaging.....................   17,516      15.8       18,452      17.3
Corporate Expense........................   (3,183)       --       (2,931)       --
                                           -------      ----      -------      ----
     Total...............................  $39,672      15.0      $34,688      16.5
                                           =======      ====      =======      ====

     The Company's EBITDA increased 14.4% from $34.7 million to $39.7 million; however, EBITDA margin decreased from 16.5% to 15.0% during the six months ended June 30, 1997 compared to the same period in 1996. The 32.2%, or $6.2 million, increase in Consumer Packaging's EBITDA during the six months ended June 30, 1997 is primarily attributable to the incremental EBITDA from the recently completed acquisitions and to the increased sales of extruded sheet and film and converted plastic and paper products. Consumer Packaging's increased EBITDA was partially offset by the decreased profitability of the Company's polymerization operations. The decrease in Industrial Packaging's EBITDA of 5.1%, or $936,000, is primarily due to decreased gross profit associated with lower sales unit volume of the Company's recycled and specialty paper and increased operating expenses in the Company's protective masking business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company conducts business through IPC and has no operations of its own. The primary asset of the Company is the common stock of IPC which has been pledged to secure the obligations of IPC and the subsidiaries under the Credit Facility. The Company is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13 1/4% Discount Debentures; however, IPC has no contractual obligations to distribute any such cash flow to the Company. In addition, the Credit Facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to the Company. Moreover, the 12 1/2% Subordinated Note Indenture contains provisions that limit IPC's ability to pay dividends and make distributions to the Company.

     The Company's long-term debt, less current installments, increased to $404.6 million at June 30, 1997 from $352.9 million at December 31, 1996 primarily reflecting $7.0 million of accretion on the 13 1/4% Discount Debentures, borrowings under the Credit Facility of $49.2 million, $2.6 million of scheduled debt reductions and the reclassification of $1.9 million to current. The Company's long-term debt consists of the 13 1/4% Discount Debentures, with an accreted value of $113.1 million at June 30, 1997. The long-term debt of the Company's wholly owned subsidiary, IPC, consists primarily of the $157.4 million of IPC's 12 1/2% Senior Subordinated Notes (the "12 1/2% Subordinated Notes"), term loans of $45.6 million and revolving credit facility borrowing of $49.2 million under the Credit Facility, $37.6 million of industrial revenue bonds and other debt of $1.7 million.

     At June 30, 1997, IPC had cash and cash equivalents of $8.3 million and $52.2 million was available under the revolving credit portion of the Credit Facility. IPC's working capital at June 30, 1997 was $60.2 million.

     The Company's primary long-term cash requirements are for the debt service relating to the 13 1/4% Discount Debentures. Commencing on September 15, 2000, cash interest on the 13 1/4% Discount Debentures will be payable semi-annually and on March 15, 2005, the 13 1/4% Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. The Company will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to the Company. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to the Company under the 12 1/2% Subordinated Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to the Company can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to the Company in order for the Company to service the cash interest payments on the 13 1/4% Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13 1/4% Discount Debentures upon their maturity in 2005. Consequently, all or a portion of the 13 1/4% Discount Debentures may require refinancing prior to such dates. The Company believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13 1/4% Discount Debentures and to refinance any remaining principal amount of the 13 1/4% Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that the Company is unable to service the cash interest payments on or to retire or refinance the 13 1/4% Discount Debentures or is unable to obtain any required consents from the holders of the 12 1/2% Subordinated Notes to make interest payments on the 13 1/4% Discount Debentures, the Company may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure.

     The primary short-term and long-term operating cash requirements for IPC, the Company's wholly owned operating subsidiary, are for debt service, working capital and capital expenditures. The Company expects IPC to rely on cash generated from IPC's and IPC's subsidiaries' operations, supplemented by revolving credit facility borrowings under the Credit Facility (at June 30, 1997, $52.2 million was available under the revolving credit portion of the Credit Facility), to fund IPC's principal short-term and long-term cash requirements. The Company believes that IPC and IPC's subsidiaries should generate sufficient cash flows to service the cash interest payments on the 12 1/2% Subordinated Notes through their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of 12 1/2% Subordinated Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12 1/2% Subordinated Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12 1/2% Subordinated Notes and to refinance any remaining principal amount of the 12 1/2% Subordinated Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12 1/2% Subordinated Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends, among other things, are restricted under these facilities.

     The 12 1/2% Subordinated Notes require semi-annual interest payments on June 15 and December 15 and are subordinated in right of payment to all existing and future senior indebtedness of IPC. The 12 1/2% Subordinated Notes are redeemable at the option of IPC, in whole or in part, on or after December 15, 1997 at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued interest to the date of redemption. If redeemed during the twelve-month period beginning December 15,

                            YEAR                                PERCENTAGE
                            ----                                ----------
1997........................................................     106.250%
1998........................................................     103.125%
1999 and thereafter.........................................     100.000%

     Each holder of the 12 1/2% Subordinated Notes may require IPC to repurchase such holders' 12 1/2% Subordinated Notes in the event of a change of control at 101% of principal amount thereof, plus accrued interest to the date of repurchase. The 12 1/2% Subordinated Note Indenture contains certain covenants that, among other things, limit the ability of IPC to incur additional indebtedness, pay dividends or repurchase stock.

     The Credit Facility is comprised of $52.5 million in term loans, a $45.0 million letter of credit facility and a $105.0 million revolving credit facility of which approximately $52.2 million was available as of June 30, 1997. The term loans under the Credit Facility require quarterly payments of $1.3 million through

September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in the Credit Facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in the Credit Facility. The Company's actual interest rate on the term loans and the revolving credit facility as of June 30, 1997 was the LIBOR reserve adjusted rate, as defined, plus 1.75% or prime rate plus 0.75%. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. The revolving credit facility and letter of credit facility terminate on September 30, 2001. Under the Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things.

     During 1996, IPC entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix IPC's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in IPC's financial statements.

     IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

     Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of June 30, 1997, the Company's recorded assets are less than its recorded liabilities by approximately $124.4 million. The Company believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the Sedgefield, England OPS operations for $11.9 million and on February 21, 1997, IPC purchased all of the outstanding common stock of M&R located in Laval, Quebec for $18.7 million, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility.

     The Company made capital expenditures of $11.0 million and $8.0 million for the six months ended June 30, 1997 and 1996, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of June 30, 1997.

     On August 1, 1997, as part of a proposed strategy to refinance all or a portion of its debt, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") for a proposed initial public offering of its Common Stock. Such registration statement is publicly available through the SEC's offices. There can be no assurance that such offering or refinancing will be effected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's actual performance and highly leveraged financial condition (see "-- Liquidity and Capital Resources" above).

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

                                          IVEX PACKAGING CORPORATION

                                          By:     /s/ FRANK V. TANNURA

                                            ------------------------------------
                                            Frank V. Tannura
                                            Vice President and Principal
                                              Financial Officer

August 1, 1997
(Date)