Form 10-Q
period 1997-09-30
IVEX PACKAGING CORP /DE/
filed 1997-11-13
CIK 900367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ---------


                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ---------


For the Quarter Ended September 30, 1997        Commission File Number 33-60714

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

     Yes  X    No
         ----     ----

     At November 12, 1997, there were 20,426,666 shares of common stock, par value $0.01 per share, outstanding (reflects shares issued in connection with the Company's initial public offering - see Note 6 to financial statements).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           IVEX PACKAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                    ASSETS                                 SEPTEMBER 30,          DECEMBER 31,
                                                              1997                   1996
                                                          --------------         -------------
Current Assets:
 Cash and cash equivalents ....................           $   7,832                  $   2,822
 Accounts receivable trade, net of allowance ..              68,705                     51,638
 Inventories ..................................              58,152                     49,023
 Prepaid expenses and other ...................               6,864                      5,395
                                                          ---------                  ---------
   Total current assets .......................             141,553                    108,878
                                                          ---------                  ---------
Property, Plant and Equipment:
 Buildings and improvements ...................              53,868                     49,038
 Machinery and equipment ......................             254,318                    231,526
 Construction in progress .....................              20,776                      8,069
                                                          ---------                  ---------
                                                            328,962                    288,633
 Less - Accumulated depreciation ..............            (143,538)                  (123,957)
                                                          ---------                  ---------
                                                            185,424                    164,676
 Land .........................................               8,631                      8,304
                                                          ---------                  ---------
   Total property, plant and equipment ........             194,055                    172,980
                                                          ---------                  ---------
Other Assets:
 Goodwill, net of accumulated amortization ....              33,705                     20,506
 Deferred income taxes ........................              24,604
 Miscellaneous ................................              14,164                     13,537
                                                          ---------                  ---------
   Total other assets .........................              72,473                     34,043
                                                          ---------                  ---------
Total Assets ..................................           $ 408,081                  $ 315,901
                                                          =========                  =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Current installments of long-term debt .......           $   8,944                  $   5,921
 Accounts payable .............................              35,923                     36,748
 Accrued salary and wages .....................               9,910                      8,603
 Self insurance reserves ......................               6,686                      7,453
 Accrued rebates and discounts ................               4,153                      3,824
 Accrued interest .............................               6,664                      1,680
 Other accrued expenses .......................              13,252                     12,110
                                                          ---------                  ---------
   Total current liabilities ..................              85,532                     76,339
                                                          ---------                  ---------
Long-Term Debt ................................             405,186                    352,893
                                                          ---------                  ---------
Other Long-Term Liabilities ...................              22,520                      5,243
                                                          ---------                  ---------
Deferred Income Taxes .........................               3,794                      8,770
                                                          ---------                  ---------
Stockholders' Deficit:
Common stock, $.01 par value -
   45,000,000 shares authorized; 12,466,666
   shares issued and outstanding* .............                 125                         11
 Paid in capital in excess of par value .......             211,087                    177,375
 Accumulated deficit ..........................            (318,769)                  (303,566)
 Foreign currency translation adjustment ......              (1,394)                    (1,164)
                                                          ---------                  ---------
   Total stockholders' deficit ................            (108,951)                  (127,344)
                                                          ---------                  ---------
Total Liabilities and Stockholders' Deficit ...           $ 408,081                  $ 315,901
                                                          =========                  =========


*reflects 9.65-for-1 stock split and increased authorization occuring on October 6, 1997


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                 Quarter Ended      Nine Months Ended
                                                 September 30,        September 30,
                                        ------------------------  -----------------------
                                            1997         1996       1997         1996
                                          --------     --------   ---------    ---------
Net sales .............................  $ 137,448    $  118,652  $  401,482   $  329,095
Cost of goods sold ....................    105,246        92,063     312,919      256,731
                                         ---------    ----------  ----------   ----------
Gross profit ..........................     32,202        26,589      88,563       72,364
                                         ---------    ----------  ----------   ----------

Operating expenses:
 Selling ..............................       7,404        5,159      20,635       14,758
 Administrative .......................       7,890        7,037      24,126       19,570
 Amortization of intangibles ..........         289          199         801          457
 Special charges ......................      53,329                   53,329
                                         ----------   ----------  ----------   ----------
Total operating expenses ..............      68,912       12,395      98,891       34,785
                                         ----------   ----------  ----------   ----------
Income (loss) from operations .........     (36,710)      14,194     (10,328)      37,579
Interest expense ......................      11,909       10,643      34,714       31,864
                                         ----------   ----------  ----------   ----------
Income (loss) before income taxes .....     (48,619)       3,551     (45,042)       5,715
Income tax (benefit) provision ........     (30,729)         262     (29,839)         702
                                         ----------   ----------  ----------   ----------
Net income (loss) .....................  $  (17,890)  $    3,289  $  (15,203)  $    5,013
                                         ==========   ==========  ==========   ==========


Net income (loss) per share ...........  $    (1.72)  $     0.32  $    (1.47)  $     0.48
                                         ==========   ==========  ==========   ==========
Weighted average shares outstanding* ..  10,375,513   10,352,533  10,360,363   10,352,533
                                         ==========   ==========  ==========   ==========


*reflects 9.65-for-1 stock split occurring on October 6, 1997







         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                               Ivex Packaging
                                                 Corporation        Paid in                    Foreign
                                                Common Stock        Capital                   Currency
                                             -------------------  In Excess of  Accumulated  Translation  Stockholders'
                                              Shares    Amount      Par Value      Deficit    Adjustment      Deficit
                                             -------   ---------  ------------  -----------  -----------  -------------
Balance at December 31, 1995 ..............   1,072,246     $ 11     $177,375    $(312,234)     $(1,484)     $(136,332)
 Foreign currency translation adjustment ..                                                         320            320
 Net income ...............................                                          8,668                       8,668
                                             ----------     ----  -----------  -----------      -------      ---------
Balance at December 31, 1996 ..............   1,072,246       11      177,375     (303,566)      (1,164)      (127,344)
 Foreign currency translation adjustment ..                                                        (230)          (230)
 Issuance of Management shares ............     218,968        2       33,824                                   33,826
 Stock split* .............................  11,175,452      112         (112)
 Net loss .................................                                        (15,203)                    (15,203)
                                             ----------     ----  -----------    ---------      -------      ---------
Balance at September 30, 1997 .............  12,466,666     $125     $211,087    $(318,769)     $(1,394)     $(108,951)
                                             ==========     ====  ===========    =========      =======      =========


*reflects 9.65-for-1 stock split occurring on October 6, 1997






         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                         1997            1996
                                                                         ----            ----
Cash flows from operating activities:
  Net income (loss) ....................................             $ (15,203)       $  5,013
  Adjustments to reconcile net income (loss) to
      net cash from operating activities:
     Depreciation of properties ........................                19,689          16,705
     Amortization of intangibles and debt issue costs ..                 1,921           1,505
     Non-cash interest .................................                10,658           9,397
     Non-cash management compensation charge ...........                53,329
     Deferred income taxes .............................               (31,724)
                                                                       -------        --------
                                                                        38,670          32,620

   Change in operating assets and liabilities:
     Accounts receivable ...............................               (12,394)         (3,006)
     Inventories .......................................                (4,135)         (1,659)
     Prepaid expenses and other ........................                (1,323)            355
     Accounts payable ..................................                (5,770)         (2,270)
     Accrued expenses and other liabilities ............                 3,481           9,217
                                                                       -------        --------
      Net cash from operating activities ...............                18,529          35,257
                                                                       -------        --------

  Cash flows from financing activities:
     Payment of senior credit facility .................                (3,750)         (3,750)
     Proceeds from revolving credit facility ...........                48,300           3,200
     Payment of debt issue costs .......................                  (327)           (272)
     Other, net ........................................                  (451)            568
                                                                       -------        --------
      Net cash from (used by) financing activities .....                43,772            (254)
                                                                       -------        --------

  Cash flows from investing activities:

     Purchase of property, plant and equipment ........                (17,984)        (11,974)
     Acquisitions .....................................                (38,661)        (20,786)
     Other, net .......................................                   (646)            150
                                                                       -------        --------
      Net cash used by investing activities ...........                (57,291)        (32,610)
                                                                       -------        --------
  Net increase in cash and cash equivalents ...........                  5,010           2,393
  Cash and cash equivalents at beginning of period ....                  2,822           4,830
                                                                       -------        --------
  Cash and cash equivalents at end of period ..........                $ 7,832        $  7,223
                                                                       =======        ========
  Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest .........................................                $17,952        $ 16,407
     Income taxes .....................................                    937           1,011


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - ACCOUNTING AND REPORTING POLICIES

     In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

     The Company's accounting and reporting policies are summarized in Note 2 of the Ivex Form 10-K.

Accounts Receivable

     Accounts receivable at September 30, 1997 and December 31, 1996 consist of the following:


                                                September 30,    December 31,
                                                   1997             1996
                                                   ----             ----
    Accounts receivable ......................    $71,240         $53,718
    Less - Allowance for doubtful accounts ...     (2,535)         (2,080)
                                                  -------         -------
                                                  $68,705         $51,638
                                                  =======         =======


Inventories

    Inventories at September 30, 1997 and December 31, 1996 consist of the following:


                                                   September 30,  December 31,
                                                      1997            1996
                                                      ----            ----
    Raw materials ............................      $30,037         $26,483
    Finished goods ...........................       28,115          22,540
                                                    -------         -------
                                                    $58,152         $49,023
                                                    =======         =======


NOTE 2 - INCOME TAXES

     During the third quarter of 1997, the Company determined it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to Ivex's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with statement of financial accounting standard ("SFAS") No. 109, the Company recognized a nonrecurring income tax benefit of approximately $13,200 by releasing a portion of the valuation allowance.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3 - LONG-TERM DEBT

     At September 30, 1997 and December 31, 1996, the long-term debt of the Company was as follows:


                                           September 30,  December 31,
                                              1997           1996
                                           ------------   ------------
Senior credit facility ..................   $ 99,550       $ 55,000
Industrial revenue bonds ................     38,293         38,293
12-1/2% IPC Notes, net of discount ......    157,423        157,340
13-1/4% Company Discount Debentures,
 net of discount.........................    116,798        106,139
Other ...................................      2,066          2,042
                                            --------       --------
  Total debt outstanding ................    414,130        358,814
Less - Current installments of
  long-term debt ........................     (8,944)        (5,921)
                                            --------       --------
  Long-term debt ........................   $405,186       $352,893
                                            ========       ========


NOTE 4 - ACQUISITIONS

     On January 17, 1997, the Company purchased substantially all of the assets, excluding accounts receivable, of the oriented polystyrene ("OPS") business of Viskase Limited located in Sedgefield, England for $11,907. On February 21, 1997, the Company purchased all of the outstanding common stock of M&R Plastics, Inc. ("M&R") located in Laval, Quebec for $18,651, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. On August 8, 1997, the Company purchased all of the outstanding common stock of AVPEX International Corporation ("AVP") located in Newcastle, Canada for $8,103, including the repayment of certain indebtedness of AVP and related fees and expenses. The acquired businesses were financed through revolving credit borrowings under the Company's senior credit facility.

NOTE 5 - SPECIAL CHARGES

     The Company recorded a nonrecurring non-cash compensation charge of $53,329 in connection with the Company's conversion, pursuant to the Amended and Restated Stock Option and Purchase Agreement (the "Option Agreement"), dated as of January 1, 1996, of certain key executives' stock options which were exercisable for 16,321 shares of IPC's common stock (the "IPC
Options") into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33,826 associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19,503 associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. Such loans were made to senior management pursuant to the Option Agreement to enable them to pay their individual income taxes payable in connection with the conversion of the IPC Options.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)







      NOTE 6 - SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING AND REFINANCING

     On October 6, 1997, the Company completed an initial public offering (the "Offering") of 9,660,000 shares of common stock of the Company. In connection with the Offering, the Company increased its authorized capital stock to 45,000,000 shares of common stock and effected a 9.65-for-1 stock split of its outstanding common stock. All share and per share data have been adjusted to give effect to the increased authorized capital stock and stock split but have not been adjusted to reflect the pro forma effects of the Offering. Per share amounts have been computed based upon the weighted average number of common and common equivalent shares outstanding for each of the periods presented. In the Offering, the Company sold to the underwriters 7,960,000 previously unissued shares of common stock at an initial public offering price of $16.00 per share yielding net proceeds of approximately $118,800 (prior to the Company expenses). Acadia Partners, L.P. and certain related investors ("Acadia") sold to the underwriters 1,700,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by Acadia.

     The Offering is a component of a comprehensive refinancing strategy of the Company to significantly lower its interest expense, strengthen its balance sheet and provide financial flexibility to enable Ivex to continue to pursue investment opportunities. As part of this refinancing, simultaneously with the consummation of the Offering, the Company entered into a new credit facility (the "New Credit Facility") that refinanced its existing credit facility (the "Existing Credit Facility"). The New Credit Facility provides for aggregate maximum borrowings by the Company of an aggregate principal amount of up to $475,000 to be provided by the banks thereunder. The New Credit Facility consists of term loans of $300,000 and a revolving credit facility of up to $175,000 (up to $65,000 of which may be in the form of letters of credit). The Company used the proceeds of the Offering together with borrowings under the New Credit Facility to refinance substantially all of its existing indebtedness.

     On October 7, 1997, the Company announced the expiration of its tender offer for $158,000 of its 12-1/2% Subordinated Notes due 2002 (the "12-1/2% IPC Notes") and repurchased $149,490 principal amount of the 12-1/2% IPC Notes pursuant thereto and on October 14, 1997, the Company announced the expiration of its tender offer for $160,000 principal amount of its 13-1/4% Discount Debentures due 2005 (the "13-1/4% Company Discount Debentures") and repurchased $156,675 of the 13-1/4% Company Discount Debentures pursuant thereto. In connection with the above repurchase of the 12-1/2% IPC Notes and the 13-1/4% Company Discount Debentures, the Company paid premiums aggregating approximately $31,500. In connection with the refinancing, the Company recorded expense of approximately $10,000 related to the write-off of previously capitalized debt issuance costs and expenses associated with the repurchase of existing debt.

     On November 3, 1997, the Company purchased all of the outstanding common stock of Crystal Thermoplastics, Inc. ("Crystal") of Cumberland, Rhode Island for approximately $5,500. Crystal, with annual sales of approximately $10,000, manufacturers thermoformed plastic packaging for the medical and electronic markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Sales

     The Company's net sales increased by 15.8% during the third quarter of 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of the third quarter 1996 acquisitions of Plastofilm Industries, Inc. ("Plastofilm") and Trio Products, Inc. ("Trio"), the first quarter 1997 acquisitions of the Sedgefield, England OPS operations and M&R and the third quarter 1997 acquisition of AVP. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                           Three Months Ended
                                 ---------------------------------------
                                         (dollars in thousands)
                                 September 30,        September 30,
                                   1997          %        1996       %
                                 ------------  -------  --------  -------
Consumer Packaging .............  $ 80,631     58.7    $ 63,959     53.9
Industrial Packaging ...........    56,817     41.3      54,693     46.1
                                  --------    -----    --------    -----
  Total ........................  $137,448    100.0    $118,652    100.0
                                  ========    =====    ========    =====



     Consumer Packaging net sales increased by 26.1% during the third quarter of 1997 from the corresponding period in 1996 resulting primarily from incremental sales associated with the recently completed acquisitions aggregating approximately $20.0 million in increased revenues. During the third quarter of 1997, excluding the recently completed acquisitions, Consumer Packaging's net sales decreased primarily because of the decreased average selling price of OPS sheet and film associated with decreased raw material
cost.   Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased 6.5% during the third quarter of 1997 over the third quarter of 1996 primarily as a result of new product introductions in the supermarket, bakery and agricultural market segments.

     Industrial Packaging net sales increased by 3.9% during the third quarter of 1997 from the corresponding period in 1996, primarily due to increased unit volume of the Company's surface protection products and recycled papers. The increase in net sales was partially offset by a decrease in the average net selling price of the Company's paper protective packaging products and recycled paper. The number of tons of recycled and specialty paper sold during the period increased 11.2%. However, the average net selling price of the Company's recycled paper decreased 5.8% during the third quarter of 1997 compared to the corresponding period in the prior year, principally as a result of decreases in average raw material costs.

Gross Profit

     The Company's gross profit increased 21.1% during the third quarter of 1997 compared to the corresponding period in the prior year primarily as a result of the increased sales volume and the incremental effects from the newly acquired facilities. Gross profit margin was 23.4% and 22.4% during the third quarter of 1997 and 1996, respectively. The increase in gross profit margin resulted from increased production volume of the Company's converted plastic and paper products and surface protection products. The increased margins were partially offset by reduced margins in the margin (before special charge) is primarily due to the increased gross margin partially offset by increased selling and administrative expenses as a percentage of net sales.

Interest Expense

     Interest expense during the third quarter of 1997 was $11.9 million compared to $10.6 million during the same period in 1996. The increase primarily reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13-1/4% Company Discount Debentures and additional borrowings on the Company's revolving credit facility to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Company's senior credit facility.

Income Taxes

     During the third quarter of 1997, the Company determined it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to Ivex's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized a nonrecurring income tax benefit of approximately $13.2 million by releasing a portion of the valuation allowance.

Company's recycled paper operations due to market conditions, the decreased profitability of the Company's polymerization operations and increased raw material costs for the Company's surface protection products.

Operating Expenses

     Selling and administrative expenses increased 25.4% during the third quarter of 1997 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.1% during the third quarter of 1997 compared to 10.3% during the same period in the prior year primarily because of the higher selling and administrative expenses associated with the Company's newly acquired medical and electronics packaging products group and the additional management committed to the Company's surface protection products group.

     The Company recorded a nonrecurring non-cash compensation special charge of $53.3 million in connection with the conversion of the IPC Options into newly issued shares of the Company's common stock and newly issued stock options exercisable for shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33.8 million associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19.5 million associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. Such loans were made to senior management pursuant to the Option Agreement to enable them to pay their individual income taxes payable in connection with the conversion of the IPC Options.

     Amortization of intangibles increased 45.2% during the third quarter of 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

Loss from Operations

     Loss from operations was $36.7 million during the third quarter of 1997 compared to income from operations of $14.2 million during the third quarter of 1996. The loss from operations is due to the special charge of $53.3 million. Income from operations (before special charge) for the third quarter of 1997 was $16.6 million compared to $14.2 million for the third quarter of 1996. The increase in income from operations (before special charge) is primarily a result of the recently completed acquisitions and increased volume of the Consumer Packaging converted plastic and paper products. Operating margin (before special charge) was 12.1% for the third quarter of 1997 compared to operating margin of 12.0% during the third quarter of 1996. The increase in operating margin (before special charge) is primarily due to the increased gross margin partially offset by increased selling and administrative expenses as a percentage of net sales.


Interest Expense

     Interest expense during the third quarter of 1997 was $11.9 million compared to $10.6 million during the same period in 1996. The increase primarily reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13-1/4% Company Discount Debentures and additional borrowings on the Company's revolving credit facility to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Company's senior credit facility.

Income Taxes

     During the third quarter of 1997, the Company determined it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to Ivex's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized a nonrecurring income tax benefit of approximately $13.2 million by releasing a portion of the valuation allowance.

Net Loss

     Net loss was $17.9 million during the third quarter of 1997 compared to net income of $3.3 million in the prior year. The net loss during the third quarter of 1997 is due to the special charge discussed above, partially offset by the nonrecurring income tax benefit discussed above.

EBITDA (before special charge)

     EBITDA (before special charge) includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off and special charge. The Company believes that EBITDA (before special charge) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before special charge) is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to EBITDA (before special charge) of the Company's product groups for the periods presented.


                                             Three Months Ended
                               -----------------------------------------------
                                         (dollars in thousands)
                               September 30,   % of     September 30,   % of
                                  1997        Net Sales    1996        Net Sales
                               -----------    ---------   --------     ---------
Consumer Packaging ...........  $15,775          19.6      $11,701        18.3
Industrial Packaging .........    9,656          17.0       10,160        18.6
Corporate Expense ............   (1,612)            -       (1,808)          -
                                -------          ----      -------       -----
  Total ......................  $23,819          17.3      $20,053        16.9
                                =======          ====      =======        =====



     The Company's EBITDA (before special charge) increased 18.8% from $20.1 million to $23.8 million and EBITDA (before special charge) margin increased from 16.9% to 17.3% during the third quarter of 1997 compared to the same period in 1996. The 34.8%, or $4.1 million, increase in Consumer Packaging's EBITDA (before special charge) in the current quarter is primarily attributable to the incremental EBITDA (before special charge) from the recently completed acquisitions. The increased sales volume and the improved gross margin on the Company's converted plastic and paper products also contributed to the EBITDA (before special charge) increase. Consumer Packaging's increased EBITDA (before special charge) was partially offset by the decreased profitability of the Company's polymerization operations. The decrease in Industrial Packaging's EBITDA (before special charge) of 5.0%, or $504,000, is primarily due to increased raw material costs and increased operating expenses in the Company's surface protection business.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Sales

     The Company's net sales increased by 22.0% during the nine months ended September 30, 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of incremental sales volume associated with the recently completed acquisitions.

The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                         Nine Months Ended
                                  --------------------------------------
                                      (dollars in thousands)
                                 September 30,      September 30,
                                    1997       %        1996      %
                                  --------  -------  --------  -------
Consumer Packaging ............  $233,545     58.2  $167,454     50.9
Industrial Packaging ..........   167,937     41.8   161,641     49.1
                                 --------   ------  --------    -----
   Total ......................  $401,482    100.0  $329,095    100.0
                                 ========   ======  ========    =====



     Consumer Packaging net sales increased by 39.5% during the nine months ended September 30, 1997 from the corresponding period in 1996 primarily resulting from incremental sales volume associated with the recently completed acquisitions (aggregating approximately $56.8 million), increased sales of converted plastic and paper products and increased unit sales volume of extruded OPS sheet and film partially offset by decreased average selling price. Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased 7.2% during the nine months ended September 30, 1997 over the corresponding period in 1996 primarily due to new product introductions in the supermarket, bakery and agricultural market segments.

     Industrial Packaging net sales increased by 3.9% during the nine months ended September 30, 1997 from the corresponding period in 1996 primarily due to increased unit volume of the Company's protective masking products and recycled and specialty papers. The increase in net sales was partially offset by a decrease in volume of the Company's coated paper for stamp applications and by a decrease in the average net sales price of the Company's recycled and
specialty paper.   The number of tons of recycled and specialty paper sold
during the period increased 10.7% while the average net selling price of the Company's recycled and specialty paper decreased 4.2% during the nine months ended September 30, 1997 compared to the corresponding period in the prior year.

 Gross Profit

     The Company's gross profit increased 22.4% during the nine months ended September 30, 1997 compared to the corresponding period in the prior year primarily as a result of the incremental effects from the newly acquired facilities and the increased sales volume. The increased gross profit was partially offset by decreased margins in the Company's recycled and specialty paper operations due to market conditions and decreased profitability of the Company's polymerization operations. Gross profit margin was 22.1% and 22.0% during the nine months ended September 30, 1997 and 1996, respectively.

 Operating Expenses

     Selling and administrative expenses increased 30.4% during the nine months ended September 30, 1997 compared to the corresponding period in 1996 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.1% during the nine months ended September 30, 1997 compared to 10.4% during the same period in the prior year primarily due to the higher selling and administrative expenses associated with the Company's recently acquired medical and electronics packaging products group and the additional management committed to the Company's surface protection products group.

     The Company recorded a nonrecurring non-cash compensation special charge of $53.3 million in connection with the conversion of the IPC Options into newly issued shares of the Company's common stock and newly issued stock options exercisable for shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33.8 million associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19.5 million associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. Such loans were made to senior management pursuant to the Option Agreement to enable them to pay their individual income taxes payable in connection with the conversion of the IPC Options.

     Amortization of intangibles increased 75.3% during the nine months ended September 30, 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

Loss from Operations

     Loss from operations was $10.3 million during the nine months ended September 30, 1997 compared to income from operations of $37.6 million during the nine months ended September 30, 1996. The loss from operations is due to the special charge of $53.3 million. Income from operations (before special charge) for the nine months ended September 30, 1997 was $43.0 million compared to $37.6 million for the first nine months of 1996. The increase in income from operations (before special charge) is primarily a result of the recently completed acquisitions and increased volume of the Consumer Packaging converted plastic and paper products. Operating margin (before special charge) was 10.7% for the nine months ended September 30, 1997 compared to operating margin of 11.4% during the first nine months of 1996.

Interest Expense

     Interest expense during the nine months ended September 30, 1997 was $34.7 million compared to $31.9 million during the same period in 1996. The increase reflects greater outstanding aggregate indebtedness during 1997 as a result of accretion on the 13-1/4% Company Discount Debentures and additional borrowings on the Company's revolving credit facility to finance the recently completed acquisitions. The increase was partially offset by decreased interest rates on the Company's senior credit facility.

Income Taxes

     During the third quarter of 1997, the Company determined it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to Ivex's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized a nonrecurring income tax benefit of approximately $13.2 million by releasing a portion of the valuation allowance.

Net Loss

     Net loss was $15.2 million during the nine months ended September 30, 1997 compared to net income of $5.0 million in the prior year. The net loss during the nine months ended September 30, 1997 is primarily due to the special charge discussed above partially offset by a non-recurring income tax benefit of approximately $13.2 million associated with the reduction of the Company's valuation allowance for deferred income tax assets.

EBITDA (before special charge)

     EBITDA (before special charge) includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off, and special charge. The Company believes that EBITDA (before special charge) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before special charge) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to EBITDA (before special charge) of the Company's product groups for the periods presented.



                                              Nine Months Ended
                                ---------------------------------------------
                                       (dollars in thousands)
                                September 30,  % of     September 30,  % of
                                   1997      Net Sales     1996       Net Sales
                                --------     ---------   --------     ---------
Consumer Packaging ...........  $41,114        17.6      $30,868        18.4
Industrial Packaging .........   27,172        16.2       28,612        17.7
Corporate Expense ............   (4,795)          -       (4,739)          -
                                -------       -----      -------       -----
  Total ......................  $63,491        15.8      $54,741        16.6
                                =======       =====      =======       =====



     The Company's EBITDA (before special charge) increased 16.0% from $54.7 million to $63.5 million and EBITDA (before special charge) margin decreased from 16.6% to 15.8% during the nine months ended September 30, 1997 compared to the same period in 1996. The 33.2%, or $10.2 million, increase in Consumer Packaging's EBITDA (before special charge) during the nine months ended September 30, 1997 is primarily attributable to the incremental EBITDA (before special charge) from the recently completed acquisitions and to the increased sales of extruded sheet and film and converted plastic and paper products. Consumer Packaging's increased EBITDA (before special charge) was partially offset by the decreased profitability of the Company's polymerization operations. The decrease in Industrial Packaging's EBITDA (before special charge) of 5.0%, or $1.4 million, is primarily due to decreased gross profit associated with weak margins in the Company's recycled and specialty paper operations and increased operating expenses in the Company's surface protection business.

Liquidity and Capital Resources

     On October 6, 1997, the Company completed the Offering of 9,660,000 shares of common stock of the Company. In connection with the Offering, the Company increased its authorized capital stock to 45,000,000 shares of common stock and effected a 9.65-for-1 stock split of its outstanding common stock. All share and per share data have been adjusted to give effect to the increased authorized capital stock and stock split but not the pro forma effects of the recently completed offering. Per share amounts have been computed based upon the weighted average number of common and common equivalent shares outstanding for each of the periods presented. In the Offering, the Company sold to the underwriters 7,960,000 previously unissued shares of common stock at an initial public offering price of $16.00 per share yielding net proceeds of approximately $118.8 million (prior to the Company expenses). Acadia sold to the underwriters 1,700,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by Acadia.

     The Offering is a component of a comprehensive refinancing strategy of the Company to significantly lower its interest expense, strengthen its balance sheet and provide financial flexibility to enable Ivex to continue to pursue investment opportunities. As part of this refinancing, simultaneously with the consummation of the Offering, the Company entered into the New Credit Facility that refinanced the Existing Credit Facility. The New Credit Facility provides for maximum borrowings by the Company of an aggregate principal amount of up to $475.0 million to be provided by the banks thereunder. The New Credit Facility consists of term loans of $300.0 million and a revolving credit facility of up to $175.0 million (up to $65.0 million of which may be in the form of letters of credit). The Company used the proceeds of the Offering together with borrowings under the New Credit Facility to refinance substantially all of its existing indebtedness.

     On October 7, 1997, the Company announced the expiration of its tender offer for $158.0 million of its 12-1/2% IPC Notes and repurchased $149.5 million principal amount of the 12-1/2% IPC Notes pursuant thereto and on October 14, 1997, the Company announced the expiration of its tender offer for $160.0 million principal amount of its 13-1/4% Company Discount Debentures and repurchased $156.7 of the 13-1/4% Company Discount Debentures pursuant thereto. In connection with the above repurchase of the 12-1/2% IPC Notes and the 13-1/4% Company Discount Debentures, the Company paid premiums aggregating approximately $31.5 million. In connection with the refinancing, the Company recorded expense of approximately $10.0 million related to the write-off of previously capitalized debt issuance costs and expenses associated with the repurchase of existing debt.

     Immediately after the above-described repurchases, the long term debt of the Company, less $15 million current installments, consists of $2.4 million accreted value ($3.3 million principal amount) of the 13-1/4% Company Discount Debentures, $285.0 million term loans under the New Credit Facility, $ 8.5 million of the 12-1/2% IPC Notes, $37.3 million of industrial revenue bonds and other debt of $1.6 million. It is the Company's current intention to redeem $8.5 million of the 12 1/2% IPC Notes in December 1997 as allowed under the indenture.

     The primary short-term and long-term operating cash requirements for the Company are for debt service, working capital and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the New Credit Facility (as of October 15, 1997, $128.8 million was available under the revolving credit portion of the New Credit Facility), to fund the Company's principal short-term and long-term cash requirements.

     The New Credit Facility is comprised of a $150.0 million Term A Loan, $150.0 million Term B Loan and $175.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3.75 million in 1997, $16.25 million in 1998, $21.25 million in 1999, $25.0 million in 2000,
$26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003 and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the New Credit Facility can be, at the election of the Company, based upon LIBOR or the Adjusted Base Rate, as defined, and are subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of October 15, 1997, such rates are 1.375% plus LIBOR and 0.375% plus the Adjusted Base Rate. The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of October 15, 1997, such rates are 1.75% plus LIBOR and 0.75% plus the Adjusted Base Rate. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the New Credit Facility, the Company is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things.

     During 1996, the Company entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix the Company's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in the Company's financial statements.

     Effective November 5, 1997, the Company entered into interest rate swap agreements with a group of banks having notional amounts totaling $100 million through November 5, 2002. These agreements effectively fix a portion of the Company's floating LIBOR base rate at 6.12% during this period. Concurrently, the Company also entered into interest rate collar agreements with a group of banks having notional amounts totaling $100 million through November 5, 2002. These collar agreements cap the LIBOR base rate at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the cap rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%.

     The Company's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the New Credit Facility provide credit enhancement for the Company's industrial revenue bonds.

     The Company made capital expenditures of $18.0 million and $12.0 million for each of the nine months ended September 30, 1997 and 1996, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of September 30, 1997.

Special Note Regarding Forward-Looking Statements

     Certain statements in " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, international, national and local general economic market conditions; demographic changes; the size and growth of the paper and plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; the size, timing and mix of purchases of the Company's products; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; contingent liabilities and other claims asserted against the Company; competition, the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results;
changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and the Company's actual performance and highly leveraged financial condition (see "-- Liquidity and Capital Resources" above).

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

November 12, 1997
(Date)