Form 10-K405
period 1997-12-31
IVEX PACKAGING CORP /DE/
filed 1998-03-25
CIK 900367

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           -------------------------
For the fiscal year ended December 31, 1997      Commission File Number 33-60714
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

                           -------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class:                Name of each Exchange on which registered:
        Common Stock, $0.01 par value                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $241.5 million based upon the closing price of $25.00 on March 2, 1998.

     At March 2, 1998, 20,426,666 shares of Common Stock, par value of $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
             PART I
Item 1.      Business....................................................    1
Item 2.      Properties..................................................    6
Item 3.      Legal Proceedings...........................................    7
Item 4.      Submission of Matters to a Vote of Security Holders.........    7
             PART II
Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    9
Item 6.      Selected Financial Data.....................................    9
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   11
Item 8.      Financial Statements and Supplementary Data.................   17
Item 9.      Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosures.................................   17
             PART III
Item 10.     Directors and Executive Officers of the Registrant..........   18
Item 11.     Executive Compensation......................................   18
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   18
Item 13.     Certain Relationships and Related Transactions..............   18
             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................   19

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Ivex Packaging Corporation, a Delaware corporation (the "Company" or "Ivex"), is a vertically integrated specialty packaging company that designs and manufactures value-added plastic and paper-based flexible packaging products for consumer and industrial packaging markets. Ivex focuses on niche markets which management believes provide attractive margins and growth and where the Company's integrated manufacturing capabilities can enhance its competitive position. Ivex serves a variety of markets, providing packaging for food, medical devices and electronic goods and protective packaging for industrial products.

MARKETS

     Consumer Packaging. The Consumer Packaging product group designs and manufactures plastic and paper-based products for food packaging applications and, more recently, for applications in the medical and electronics industries. The Company produces a broad array of items, including plastic containers for prepared foods, produce and baked goods; specialty paper products such as fluted baking cups and liners for cookies and other baked goods; microwaveable packaging materials; and protective packaging for medical devices and electronics products. The Consumer Packaging product group markets its products to a variety of end users, including national wholesale bakeries, supermarket chains, foodservice distributors, fast-food chains, major agricultural growers, medical equipment suppliers and electronics manufacturers. The Company also manufactures a variety of plastic sheet and film products from several different resins for internal use and sales to third party converters. Ivex is the leading producer of oriented polystyrene ("OPS") sheet in North America. The Consumer Packaging product group represented approximately 58% of the Company's net sales and 61% of the Company's Adjusted EBITDA during the year ended December 31, 1997. The Company's Consumer Packaging product group is hereinafter sometimes referred to as "Consumer Packaging".

     Industrial Packaging. The Industrial Packaging product group manufactures and coats film, paper and foil products for protective packaging and specialty papers. The Company produces products for some of the fastest growing applications in the protective packaging industry, including film and paper maskings and self-sealing coated packaging applications. These products are marketed primarily to consumer durable goods manufacturers, automotive companies, other industrial manufacturers and integrated paper producers. The Company also manufactures a variety of recycled kraft paper made from post-consumer and post-industrial fibers and specialty lightweight paper made primarily from virgin pulp for internal use and sales to third party converters. The Industrial Packaging product group represented approximately 42% of the Company's net sales and 39% of the Company's Adjusted EBITDA during the year ended December 31, 1997. The Company's Industrial Packaging product group is hereinafter sometimes referred to as "Industrial Packaging".

     The Company's principal operating subsidiary is IPC, Inc. ("IPC") and IPC's principal domestic operating subsidiaries are Kama of Illinois Corporation, Ivex Paper Mill Corporation, IPMC, Inc. and Plastofilm Industries, Inc. and principal foreign operating subsidiaries are Ivex Corporation and Ivex Holdings, Ltd. The following trademarks used in this Form are owned by the Company or one of its affiliates: Ivex(R), Kama(R), Plastofilm(R), M&R(TM), Jet-Pak(R), Jet-Lite(R) and Jet-Cor(TM). IPC was formed in December 1992 to hold the businesses of the Company and IPMC, Inc., companies owned by Acadia Partners, L.P. ("Acadia") and certain related investors. As a condition to and concurrently with IPC's December 1992 offering of $158.0 million of 12 1/2% Senior Subordinated Notes due 2002 (the "12 1/2% IPC Notes"), the Company acquired all of the common stock of IPMC, Inc. and transferred all of the Company's then existing operating subsidiaries and IPMC, Inc. to IPC in exchange for all of the shares of IPC's common stock and the assumption by IPC of certain debt obligations of the Company. As a result, the Company's operating subsidiaries and IPMC, Inc. became wholly-owned subsidiaries of IPC. In March 1993, the Company issued $160.0 million of 13 1/4% Senior Discount Debentures due 2005 (the "13 1/4% Company Discount Debentures") for an aggregate consideration of approximately $65.0 million. The Company used a portion of the $65.0 million of proceeds from the Discount Debentures to redeem certain securities of Acadia and certain related investors and the Company contributed the remaining portion of the proceeds from the 13 1/4% Company Discount Debentures to IPC. On October 6, 1997, the Company completed its initial public offering of 9,660,000 shares of its common stock (the "1997 Common Stock Offering") pursuant to which the Company received net proceeds of $117.3 million which it used, together with the proceeds of a $475.0 million amended and restated credit facility, to redeem all of the 12 1/2% IPC Notes and all of the 13 1/4% Company Discount Debentures.

     The Company's principal executive offices are located at 100 Tri-State Drive, Suite 200, Lincolnshire, Illinois 60069, and its telephone number is
(847) 945-9100.

GENERAL DESCRIPTION

     The following table illustrates the products that Ivex manufactures:

                              12 MONTHS ENDED
                             DECEMBER 31, 1997
                            --------------------
                              NET       ADJUSTED
     PRODUCT GROUP           SALES       EBITDA          PRODUCT              CUSTOMERS          END PRODUCT USES
------------------------    --------    --------    ------------------    ------------------    ------------------

Consumer Packaging......    $313,695    $56,704     Plastic               Supermarkets,         Plastic hinged and
                                                    containers,           foodservice           two-piece
                                                    corrugated paper      distributors, fast    containers, trays
                                                    liners and            food chains,          for deli foods,
                                                    speciality paper      bakery and            salads, cookies,
                                                    products, OPS         confectionary         berries and cakes,
                                                    sheet and film,       companies, food       film for envelopes
                                                    HIPS sheet, PET       processors,           and box windows,
                                                    sheet, PP sheet,      plastic               protective plastic
                                                    PVC sheet and HDPE    converters,           packaging for
                                                    sheet                 envelope and          medical and
                                                                          folding carton        electronics
                                                                          manufacturers,        applications,
                                                                          medical device and    paper liners for
                                                                          supply companies      cookies,
                                                                          and electronics       microwaveable
                                                                          manufacturers         packaging
                                                                                                materials, fluted
                                                                                                bakery cups and
                                                                                                specialty paper
                                                                                                products

Industrial Packaging....     224,780     36,118     Protective            Automotive            Paper and film
                                                    packaging,            companies,            protective masking
                                                    including coated      consumer durables     materials,
                                                    paper and plastic,    manufacturers,        cohesive
                                                    single face           other industrial      self-sealing
                                                    corrugated paper,     manufacturers,        packaging papers,
                                                    shippers and          paper distributors    coated papers for
                                                    mailers and           and manufacturers     stamps, labels and
                                                    manufactured          of postage stamps,    business forms,
                                                    paper, including      business forms and    single face
                                                    kraft papers and      paper converters      corrugated paper
                                                    specialty                                   for packaging,
                                                    lightweight virgin                          shippers and
                                                    papers                                      mailers, grocery
                                                                                                and food bags,
                                                                                                specialty
                                                                                                lightweight papers
                                                                                                for fast food and
                                                                                                candy wrappers

Corporate Expenses                       (6,018)
                            --------    -------
Total...................    $538,475    $86,804
                            ========    =======

CONSUMER PACKAGING

     General. The Consumer Packaging product group is an integrated manufacturer of plastic and paper products for use in a wide array of food applications and, since its acquisitions of Plastofilm Industries, Inc. ("Plastofilm") and Crystal Thermoplastics, Inc. ("Crystal"), medical and electronics packaging applications. The food packaging products are typically used for items sold in supermarkets, wholesale and retail bakeries, fast-food restaurants and institutional foodservice outlets. The Company's medical packaging products typically are used by the major medical supply companies for sterility packaging and its electronics packaging products generally are used as cushioning materials.

     Products. Consumer Packaging's products consist primarily of thermoformed plastic containers used in food, medical and electronics markets and paper products used in food packaging applications. Thermoformed plastic packaging includes hinged and two-piece containers, trays for delicatessen foods, salads, cookies, cakes and other items, sterility packaging for medical applications and cushioning products for the electronics industry. Paper products consist of single face corrugated paper liners for cookies and other baked goods, microwaveable materials, fluted cups for baking and other specialty paper products.

     As part of its integrated operations, Ivex manufactures OPS sheet and also produces OPS film, high impact polystyrene ("HIPS") sheet, polyethylene terephthelate ("PET") sheet, polypropylene ("PP") sheet, high density polyethylene ("HDPE") sheet and polyvinyl chloride ("PVC") sheet. OPS sheet is widely used in packaging applications where clarity, rigidity and material yield are significant considerations. HIPS sheet is used in similar applications where clarity is not as important, but where additional stress or crack resistance is required. PET, PP, HDPE and PVC sheet are also typically used in applications that require stress or crack resistance. OPS film is a thinner gauge version of OPS sheet with applications primarily in windows for envelopes and folding cartons as well as labels. The Company's OPS sheet and film, HIPS sheet, PET sheet, PP sheet, HDPE sheet and PVC sheet are marketed under the Company's Kama(R) brand name.

     Markets. The principal markets for Ivex's food packaging products include supermarkets, particularly in-store bakery, delicatessen and prepared food sections; national wholesale bakeries; and food service outlets, particularly fast-food restaurants and institutions such as schools, hospitals and corporate cafeterias. The principal markets for the Company's medical and electronics packaging include medical device and supply manufacturers and electronics manufacturers.

     Ivex employs a national sales force to service each of the specific market segments that it targets. Approximately half of the packaging customers are serviced through distributors, with the balance serviced directly by the Company's national account sales representatives. The Company also markets to end-users served by its distributors, such as small and regional supermarkets and convenience food outlets. Brokers are also used to further penetrate specific geographic markets and access prospective customers.

     Manufacturing. The Company's plastic packaging products are manufactured internally at the Company's two polystyrene polymerization, seven extrusion and twelve thermoforming facilities. Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels.

     Extrusion is the process of converting plastic resin into plastic sheet and film used in the thermoforming process. In 1997, the Company produced approximately 77 million pounds of polystyrene resin and purchased approximately 91 million pounds of polystyrene resin and approximately 32 million pounds of other plastic resin from third-party sources. The Company is one of only two OPS producers that have polystyrene polymerization manufacturing facilities.

     Ivex's plastic thermoforming and paper converting operations are principally conducted in fourteen facilities located throughout North America and Europe.

INDUSTRIAL PACKAGING

     General. The Industrial Packaging product group is an integrated manufacturer and coater of a variety of film, paper and foil products for protective packaging and a manufacturer and coater of various grades of papers.

     Products. Protective packaging products include protective paper and film maskings; self-sealing coated packaging papers, films and corrugated paper; and heavy-duty mailing envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R). The Company's manufactured papers include post-consumer and post-industrial recycled paper products (including lightweight kraft paper for grocery and food bags and heavyweight crepe kraft paper for bag closures), and specialty lightweight papers from virgin pulp used in the flexible packaging and food packaging industries. The Company's coated papers include water-activated gummed papers used for postage stamps, labels, and envelopes, release papers used for high-pressure decorative laminates, and laminations used for lottery ticket stock and decorative labels.

     Markets. The Company's industrial packaging products are used in a wide variety of commercial and industrial applications.

     Ivex believes that it is one of the largest producers of industrial protective masking materials in North America. The Company's products in this market range from adhesive coated paper and films to coextruded films with adhesive properties. These paper and film maskings are used to protect surfaces during manufacturing, handling, storage and shipping. The Company's products must meet specifications for a broad array of surfaces requiring protection, including glass, plastic, wood, polished and painted metals, automotive trim, plastic laminates, furniture and marble.

     Ivex applies adhesive and cohesive coatings to paper, films and single face corrugated paper products for high-speed, high-volume, self-sealing packaging applications. A cohesive package is designed to stick to itself and not to the contents. The Company uses proprietary formulations of adhesive and cohesive materials to meet specialized customer requirements. Typical end-users of self-sealing packaging systems are the major U.S. automotive parts manufacturers and book publishers. The Company also produces water-activated gummed printing papers used for labels, commercial and postage stamps and business forms and release papers that are used in the manufacture of high pressure decorative laminates.

     All of Ivex's low density polyethylene film is used internally in the production of its film masking and self-sealing packaging products and approximately 25% of the Company's recycled kraft paper is used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Principal third-party markets for the Company's manufactured paper products are food packaging, industrial packaging, bag converting and industrial converting, including grocery and food bags; envelopes; bag closures in pet food, seed, and fertilizer packaging; and fast-food and candy wrappers. These markets require high service levels, including fast delivery and the ability to produce a variety of colors, weights and formulations. Customers for the Company's manufactured paper products include large, integrated paper producers as well as packaging companies.

     Manufacturing. Ivex's primary raw materials for protective packaging products, principally low density polyethylene, specialty chemicals and paper, are obtained from external sources as well as from the Company's low density polyethylene extrusion facility and recycled paper mill operations.

     Ivex's coating and paper converting operations are conducted at eleven facilities throughout the U.S. and Canada.

     All of the paper produced at three of the Company's four paper mills is made entirely from post-consumer and post-industrial fibers, including old corrugated containers ("OCC") and double-lined kraft ("DLK"). The Company was among the first to use 100% recycled post-industrial fibers at one of its mills. Recycled paper accounts for approximately 65% of the total output of the Company's paper operations. The products at the Company's fourth mill in Detroit, Michigan are principally produced from virgin pulp and post-industrial recycled fiber. The Company has installed recycling equipment at its mill in Detroit, Michigan which enables the mill to substitute recycled material for a portion of the higher-cost virgin pulp.

COMPETITION

     The Company operates in markets that are highly competitive and faces substantial competition throughout all of its product lines from numerous national and regional companies. Many of these competitors are considerably larger than the Company and have substantially greater financial and other resources than the Company, while others are significantly smaller with lower fixed costs and greater operating flexibility. In addition to price, competition with respect to many of the Company's products is based on quality, supplier response time, service and timely and complete order fulfillment.

     The Company's main competitor in the supermarket and foodservice segments is Tenneco Packaging. In the bakery area, the Company competes primarily with Detroit Forming Inc. in plastic products and Fort James Corporation in paper products. The Company competes with several manufacturers of OPS sheet, including Detroit Forming and Plastic Suppliers, Inc. In the medical and electronics markets, the Company competes with many regional thermoformers, including Prent Corporation and Placon Corp. The Company competes primarily with the Dow Chemical Company in the OPS film market. Ivex's major competitors in protective masking include a joint venture between Minnesota Mining and Manufacturing Company and Sealed Air Corporation, American Biltrite, Inc. and Main Tape Company, Inc. The Company competes primarily with Sealed Air Corporation and AVI Products, Inc. in the mailing envelope market.

EMPLOYEES

     As of December 31, 1997, the Company had 25 employees at its Lincolnshire, Illinois corporate headquarters and had 3,201 employees at plant locations, of which 713 were salaried and 2,488 were hourly. Of the hourly workers, approximately 1,055 were members of unions. The Company has collective bargaining agreements with nine unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Detroit, Troy, Newton, Avenel, Grove City, Elyria, Newcastle and Laval facilities. There have been no significant interruptions or curtailments of operations due to labor disputes in the last five years, and the Company believes that relations with its employees are good. The collective bargaining agreements at the Company's Avenel, Chagrin Falls and Newcastle facilities will expire in 1998; the collective bargaining agreement at the Company's Troy facility will expire in 1999; the collective bargaining agreements at the Company's facilities in Elyria, Joliet, Peoria and Laval will expire in 2000; the collective bargaining agreement at the Company's facilities in Grove City and Detroit will expire in 2001; and the collective bargaining agreement at the Company's Newton facility will expire in 2002.

RAW MATERIALS

     Styrene monomer, polystyrene, polyethylene, polypropylene, polyvinyl chloride and various paper-based commodities (including recycled and virgin fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate during 1997 although prices for certain items such as styrene monomer, polystyrene, OCC, DLK and virgin fiber have been volatile and may continue to fluctuate, in some instances adversely to the Company.

TRADEMARKS, PATENTS AND LICENSES

     While the Company has registered and unregistered trademarks for many of its product lines, these trademarks, other than the Company's rights to the trademarks "Ivex(R)", "Plastofilm(R)" and "Kama(R)", are not considered material to the conduct of the Company's business. The Company owns or licenses a number of patents but such patents and licenses are not considered material to the conduct of the Company's business and the Company does not believe that any of its businesses are substantially dependent on patent protection. The Company's material proprietary technologies are considered by the Company to be trade secrets and know-how and are not protected by patents or licenses.

CUSTOMERS, SALES AND BACKLOG

     No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a good relationship. No one customer accounted for more than 10% of the Company's aggregate net sales for the fiscal year ended December 31, 1997. In general, the backlog of orders is not significant or material to an understanding of the Company's businesses.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     The past and present business operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time, the Company is involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters.

     The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $2.1 million as of December 31, 1997 for its known future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 1998 and 1999 spending on environmental capital projects to be material.

     During 1991, the Company responded to an information request regarding the Global Landfill, New Jersey site and since such time has not received any further notifications regarding such site. During 1993, the Company was named a PRP at the Delta Chemicals, Pennsylvania Superfund site, and in 1995 the Company paid a de minimis settlement of less than $20,000 at that site. During 1995, the Company paid $500 in connection with a de minimis consent order relating to the American Chemical Service site. In addition, over the past few years, the Company has received notices of potential liability relating to three Superfund sites for which the Company believes a former owner of the facilities subject to such notices will be responsible, and the Company has forwarded such notices to such former owner and has had no further involvement at those sites. In addition, during 1996 the Company answered a complaint regarding the Huth Oil, Ohio Superfund site, and during 1997 this claim was voluntarily dismissed by the plaintiffs in the action. Although the Company endeavors to carefully manage its waste, because Superfund liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

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

     The United States Food and Drug Administration (the "FDA") regulates the content of direct-contact food containers and packages, including containers and packages made from recycled OPS and paper products. The FDA currently limits the amount of recycled materials that can be used in such containers and packages. To comply with these regulations, the Company has instituted various compliance programs.

ITEM 2. PROPERTIES

     The Company and its subsidiaries use various owned and leased plants, warehouses, and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of December 31, 1997, the Company had twenty-seven non-warehouse facilities, twenty of which are located in the U.S., five in Canada and two in the United Kingdom and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under the Company's existing credit facility.

                 LOCATION                                      FUNCTION                      SQUARE FOOTAGE
                 --------                                      --------                      --------------
DOMESTIC
------------------------------------------
Avenel, NJ(1).............................    Extrusion                                          55,000
Bellwood, IL..............................    Paper Converting and Film Coating                  71,000
Bellwood, IL(2)...........................    Paper Converting                                   71,000
Bridgeview, IL............................    Paper Converting                                  115,000
Chagrin Falls, OH.........................    Paper Mill                                        120,000
Cumberland, RI............................    Thermoforming                                      60,000
Detroit, MI...............................    Paper Mill                                        255,000
Elyria, OH(3).............................    Extrusion                                          80,000
Grant Park, IL............................    Thermoforming/Engineering                         184,000
Grove City, PA(4).........................    Thermoforming/Paper Converting                    236,000
Hazleton, PA(5)...........................    Polymerization/Extrusion                          166,000
Joliet, IL................................    Paper Mill/Paper Converting                       410,000
Madison, GA...............................    Thermoforming/Paper Converting                    141,000
Manteno, IL...............................    Extrusion                                         105,000
Newton, MA(6).............................    Paper and Film Converting/Coating                 225,000
Peoria, IL................................    Paper Mill                                        234,000
Sparks, NV(7).............................    Thermoforming                                      40,000
Troy, OH..................................    Paper Converting/Coating                          320,000
Visalia, CA...............................    Thermoforming/Paper Converting                    144,000
Wheaton, IL...............................    Thermoforming/Engineering                         120,000
INTERNATIONAL
------------------------------------------
Enniskillen, Northern Ireland(8)..........    Thermoforming/Engineering                          16,000
Laval, Quebec.............................    Thermoforming/Extrusion/Engineering                60,000
Longueuil, Quebec.........................    Thermoforming/Paper Converting                     32,000
Newcastle, Ontario........................    Extrusion                                          45,000
Sedgefield, England.......................    Thermoforming/Extrusion                            48,000
Summerstown, Ontario......................    Thermoforming                                      55,000
Toronto, Ontario..........................    Paper Converting                                   54,000

-------------------------
(1) Leased facility, with its lease expiring on December 31, 2003, subject to IPC's right to extend the lease for two successive five-year periods upon IPC's written notice to the lessor thereof not more than 12 nor less than 6 months prior to the end of the then current lease term.
(2) Leased facility, with its lease expiring on January 8, 2003.
(3) Leased facility, with its lease expiring on September 30, 2001, subject to IPC's right to extend the lease for an additional five-year period and, upon specified terms and conditions, to purchase the property.
(4) This facility is held subject to an installment sales contract with Grove City Industrial Development Corporation that holds title to the facility.
(5) Leased facility, with its lease expiring on October 4, 1998, subject to IPC's right to extend the lease for two successive five-year periods upon IPC's written notice to lessor not more than 24 nor less than 6 months prior to the end of the then current lease term. This Lease was recently extended for an additional five year period ending October 2003.
(6) Leased facility, with its lease expiring on December 5, 2001, with three one-year options to extend.
(7) Leased facility, with its lease expiring on December 31, 1999.
(8) Leased facility, with its lease expiring on May 10, 2016.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

          NAME              AGE                            POSITION
          ----              ---                            --------
George V. Bayly.........    55   Director, Chairman of the Board, President and Chief
                                 Executive Officer of the Company since January 1991.
Frank V. Tannura........    41   Director of the Company since August 1995. Vice President
                                 and Chief Financial Officer of the Company since October
                                 1989.
Richard R. Cote.........    46   Vice President and Treasurer of the Company since August
                                 1994. Mr. Cote was Assistant Vice President and Treasurer of
                                 the Company from March 1992 to August 1994.
Robert W. Crichton......    41   Vice President and General Manager of the Company since
                                 February 1998. From February 1997 to February 1998, Mr.
                                 Crichton was Vice President and General Manager of the
                                 Company's surface protection business and prior to 1997,
                                 President of Sonoco Products Company's Flexible Packaging
                                 Division.
Thomas S. Ellsworth.....    52   Vice President and General Manager of the Company since
                                 1994. Mr. Ellsworth was Vice President of the Company's
                                 paper mill operations from 1992 to 1994.
Robert W. George........    50   Vice President and General Manager of the Company since
                                 August 1996. From 1993 to 1996, Mr. George was President and
                                 Chief Executive Officer of Plastofilm Industries, Inc. and
                                 prior to 1993, President of Nitrobar Incorporated.
Gene J. Gentili.........    50   Vice President and General Manager of the Company since
                                 1994. Vice President of Sales of the Company from 1993 to
                                 1994. Mr. Gentili was director of national accounts for the
                                 Company from 1991 to 1993.
Roger A. Kurinsky.......    47   Vice President and General Manager of the Company since
                                 1994. Vice President of Marketing of the Company from 1991 to 1994.
Jeremy S. Lawrence......    46   Vice President of Human Resources of the Company since May
                                 1991.
G. Douglas Patterson....    40   Vice President and General Counsel of the Company since June
                                 1991.
David E. Wartner........    31   Corporate Controller of the Company since 1994. Prior to
                                 1994, Mr. Wartner was associated with Price Waterhouse LLP.
Eugene M. Whitacre......    41   Vice President and General Manager of the Company since
                                 February 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the 1997 Common Stock Offering, the Company's common stock, par value $0.01 per share, was owned entirely by Acadia, certain related investors and certain executive officers of the Company. Subsequent to the 1997 Common Stock Offering, the Company's common stock trades on the New York Stock Exchange, under the ticker symbol IXX. The high and low sales prices for the common stock for the calendar quarter ended December 31, 1997, are shown below.

                                                                  PRICES
                                                               -------------
                                                  QUARTER      HIGH      LOW
                                                  -------      ----      ---
1997..........................................     Fourth        24      19 9/16

     The approximate number of shareholders of record of the Company's common stock as of March 6, 1998 was 252 holders. The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors that the Company's Board of Directors may deem relevant. In addition, the Company's New Credit Facility (as hereinafter defined) prohibits the payment of dividends on the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 1997, are derived from the consolidated audited financial statements of the Company. The financial data of Ivex reflect the following acquisitions as of the respective acquisition dates: Packaging Products, Inc. ("PPI") as of September 11, 1995; Plastofilm as of August 16, 1996; Trio Products, Inc. ("Trio") as of September 11, 1996; the OPS business based in the United Kingdom (the "European OPS Business") as of January 11, 1997; M&R Plastics Inc. ("M&R") as of February 21, 1997; AVPEX International Corporation ("AVP") as of August 8, 1997; and Crystal as of November 3, 1997. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................    $538,475    $451,807    $451,569    $390,975    $366,851
Net income (loss) before extraordinary
  loss....................................      (9,540)      8,668     (22,125)     (9,293)   (129,098)
Net income (loss) before extraordinary
  loss per share -- basic and diluted.....       (0.75)       0.84       (2.14)      (0.90)     (12.63)
BALANCE SHEET DATA:
Total assets..............................    $427,723    $315,901    $294,911    $304,246    $297,674
Long-term debt............................     319,055     352,893     353,717     330,768     330,201
Stockholders' deficit.....................     (12,169)   (127,344)   (136,332)   (111,266)   (101,579)

SUPPLEMENTAL FINANCIAL DATA

     The unaudited supplemental financial data below are presented to illustrate the historical results of operations and selected financial data of the Company for each of the years in the three year period ended

December 31, 1997 for the purposes of the statement of operations and other operating data, and as of the dates presented below for the purposes of the balance sheet data.

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                  ----         ----         ----
                                                                      (DOLLARS IN THOUSANDS,
                                                                      EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................    $538,475     $451,807     $451,569
Gross profit................................................     119,660      100,383       85,160
Selling and administrative..................................      58,924       47,462       42,567
Amortization of intangibles(1)..............................       1,111          621        1,904
Write-off of goodwill(1)....................................                                13,471
Special charges(2)..........................................      53,329                     4,960
                                                                --------     --------     --------
Income from operations......................................       6,296       52,300       22,258
Interest expense............................................      41,889       42,732       43,270
                                                                --------     --------     --------
Income (loss) before income taxes and extraordinary loss....     (35,593)       9,568      (21,012)
Income tax provision (benefit)..............................     (26,053)         900        1,113
                                                                --------     --------     --------
Income (loss) before extraordinary loss.....................      (9,540)       8,668      (22,125)
Extraordinary loss(3).......................................     (26,730)                   (2,359)
                                                                --------     --------     --------
Net income (loss)...........................................    $(36,270)    $  8,668     $(24,484)
                                                                ========     ========     ========
Earnings (loss) per share -- basic and diluted(4):
  Income (loss) before extraordinary loss...................    $  (0.75)    $   0.84     $  (2.14)
                                                                ========     ========     ========
  Net income (loss).........................................    $  (2.85)    $   0.84     $  (2.37)
                                                                ========     ========     ========
OTHER OPERATING DATA:
Cash flow from operating activities.........................    $ 36,475     $ 49,202     $ 22,746
Cash flow used by investing activities......................     (68,191)     (38,136)     (29,871)
Cash flow from (used by) financing activities...............      34,883      (13,074)       5,666
Adjusted EBIT(5)............................................      59,625       52,300       41,828
Depreciation and amortization(1)............................      27,179       22,724       35,871
Adjusted EBITDA(6)..........................................      86,804       75,024       63,089
Capital expenditures........................................      25,364       17,633       19,385

                                                                           DECEMBER 31,
                                                                ----------------------------------
                                                                  1997        1996         1995
                                                                  ----        ----         ----
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(7)..........................................    $ 41,741    $  32,539    $  38,090
Total assets................................................     427,723      315,901      294,911
Long-term debt..............................................     319,055      352,893      353,717
Stockholders' deficit.......................................     (12,169)    (127,344)    (136,332)

-------------------------
(1) Depreciation and amortization for the year ended December 31, 1995 includes the accelerated write-off of goodwill associated with a portion of the Company's Industrial Packaging product group of $13,471 and the accelerated write-off of a non-compete agreement of $1,139.

(2) Operating results for the year ended December 31, 1997 include a nonrecurring non-cash compensation charge of $53,329 in connection with the Company's conversion, pursuant to the Amended and Restated Stock Option and Purchase Agreement (the "IPC Option Plan"), dated as of January 1, 1993, of certain key executives' stock options which were exercisable for 16,321 shares of IPC's common stock (the "IPC Options") into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33,826 associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19,503 associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. Operating results for the year ended December 31, 1995 include the following special charges: $2,250 associated with IPC's special incentive agreement with certain executive officers, $1,950 of costs related to an attempted initial public equity offering and a reduction of land value of $760 associated with a donation of certain land to the Village of Chagrin Falls, Ohio.

(3) During 1997, the Company recorded an extraordinary loss of $26,730 (net of tax of $15,035) associated with the refinancing of substantially all of its debt. During 1995, in connection with the refinancing of IPC's credit facility, the Company wrote-off deferred financing costs of $2,359.

(4) The earnings (loss) per share amounts give effect to the Company's 9.65-for-1 stock split effective October 6, 1997.

(5) Adjusted EBIT for the year ended December 31, 1997 includes income from operations adjusted to exclude a special charge of $53,329. Adjusted EBIT for the year ended December 31, 1995 includes income from operations adjusted to exclude a special charge of $4,960, the accelerated write-off of a non-compete agreement of $1,139 and the goodwill write-off of $13,471. The Company believes that Adjusted EBIT provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBIT is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

(6) Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off and special charges. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

(7) Working capital is determined to be the excess of current assets over current liabilities (including the current portion of long-term debt).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the information and financial data contained in "Supplemental Financial Data" presented in Item 6. References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS -- FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Net Sales

     The Company's net sales increased by 19.2% during the year ended December 31, 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of incremental sales volume associated with recently completed acquisitions, including the 1997 acquisitions (the European OPS Business, M&R, AVP and Crystal) and the 1996 acquisitions (Plastofilm and Trio). Net sales for the year ended December 31, 1996 were consistent with 1995, as incremental sales from the 1996 acquisitions and unit volume increases were offset by lower average selling prices. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented.

                                                     % OF                     % OF                     % OF
                                         1997      NET SALES      1996      NET SALES      1995      NET SALES
                                         ----      ---------      ----      ---------      ----      ---------
                                                               (DOLLARS IN THOUSANDS)
Consumer Packaging.................    $313,695       58.3      $234,584       51.9      $219,806       48.7
Industrial Packaging...............     224,780       41.7       217,223       48.1       231,763       51.3
                                       --------      -----      --------      -----      --------      -----
     Total.........................    $538,475      100.0      $451,807      100.0      $451,569      100.0
                                       ========      =====      ========      =====      ========      =====

     Consumer Packaging's net sales increased by 33.7% in 1997 from 1996 levels and 6.7% in 1996 from 1995 levels. The increase in 1997 net sales compared to 1996 is primarily the result of incremental sales volume associated with the 1997 acquisitions and a full year effect of the 1996 acquisitions. Additionally, the 1997 increase is the result of increased unit sales volume of extruded sheet and film and converted plastic and paper products partially offset by decreased average selling prices. The increase in 1996 compared to 1995 is the result of increased unit sales volume of extruded sheet and film and the third quarter 1996 acquisitions of Plastofilm and Trio partially offset by a decrease in average selling prices of substantially all products (primarily related to lower raw material costs during 1996). Late in 1995, Consumer Packaging increased OPS extrusion capacity with the completion of a new extrusion line in Manteno, Illinois. With this increased capacity, the Company sold 16.9% more pounds of extruded sheet and film during 1996 than during 1995. The 1996 increases in volume were partially offset by a decrease of 15.5% in the average selling price per pound of OPS in 1996 compared to 1995 (primarily related to lower raw material costs during 1996). Net sales of converted plastic and paper products were consistent during 1996 compared to 1995 reflecting slightly increased unit volume offset by decreased average selling prices (primarily related to lower raw material costs during 1996).

     Industrial Packaging's net sales increased by 3.5% in 1997 from 1996 and decreased by 6.3% in 1996 from 1995. The increase in 1997 from 1996 is attributable to increased unit sales volume of recycled and specialty lightweight paper and protective packaging (primarily surface protection masking products). The 1997 increase was partially offset by a decline in the unit sales volume of coated and laminated products and decreased average selling prices for the Company's recycled and specialty lightweight paper. During 1997, the unit sales volume of recycled and specialty lightweight paper increased 9.8% but the average selling price decreased 4.0%. The decrease in net sales in 1996 from 1995 is primarily attributable to a decrease in the unit sales volume and average selling price of the Company's recycled and specialty lightweight paper and a significant decrease in the net sales volume of coated paper for stamp applications, partially offset by increased net sales of protective packaging products. During 1996, the unit sales volume of recycled and specialty lightweight paper decreased 9.1% and the average selling price decreased 13.0% due to declining raw material costs and aggressive competitive pricing in the industry. The 1996 decrease in net sales volume was partially offset by increased net sales of protective packaging products, primarily associated with the third quarter 1995 acquisition of PPI and increased net sales of masking and cohesive products for applications in the automotive, housing and mail order industries.

  Gross Profit

     The Company's gross profit increased 19.2% during 1997 compared to 1996 primarily as a result of the recently completed acquisitions and the increased unit sales volume. The increased gross profit during 1997 was partially offset by decreased margins in the Company's recycled and specialty paper operations and in the Company's polymerization operations. Gross profit margin was 22.2% in both 1997 and 1996.

     The Company's gross profit increased 17.9% during 1996 compared to 1995 primarily as a result of the acquisitions and increased unit sales volume discussed above, the increased profitability of the Company's converted plastic and converted paper operations, the incremental effects of the Trio, Plastofilm and PPI acquisitions and decreased raw material costs (including styrene monomer, polystyrene, OCC, DLK and virgin pulp). These increases were offset, in part, by the decreased profitability of the Company's polymerization operations and specialty and lightweight paper operations. Gross profit margin increased to 22.2% in 1996 from 18.9% in 1995. The gross profit margin increase during 1996 is primarily attributable to cost decreases for certain of the Company's raw materials and improved operational efficiencies as a result of greater unit volume of extruded sheet and film.

  Operating Expenses

     Selling and administrative expenses increased 24.1% during 1997 compared to 1996 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 10.9% in 1997 compared to 10.5% in 1996 primarily due to the higher selling and administrative expenses associated with the Company's recently acquired medical and electronics packaging products group and the additional management committed to the Company's surface protection products group. Such increase was partially offset by a reduction in incentive compensation.

     Selling and administrative expenses increased 11.5% during 1996 compared to 1995 and as a percentage of net sales increased to 10.5% during 1996 compared to 9.4% in 1995. The increase in selling and administrative expenses is primarily attributable to the PPI, Plastofilm and Trio acquisitions. The increase as a percentage of net sales is attributable to the decreases in the Company's average selling price as discussed above.

     Amortization of intangibles increased during 1997 compared to 1996 as a result of the incremental goodwill amortization associated with the recent acquisitions. Amortization of intangibles decreased during 1996 compared to 1995 as a result of the accelerated write-off of a non-compete agreement of $1.1 million during 1995.

     During 1995, the Company wrote off $13.5 million of the goodwill associated with a portion of its Industrial Packaging businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- For the Years Ended December 31, 1997, 1996 and 1995 -- Goodwill Write-off."

     During the third quarter of 1997, the Company recorded a nonrecurring non-cash compensation charge of $53.3 million in connection with the Company's conversion, pursuant to the IPC Option Plan, of the IPC Options into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33.8 million associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19.5 million associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. Such loans were made to senior management pursuant to the IPC Option Plan to enable them to pay their individual income taxes payable in connection with the conversion of the IPC Options.

     The $5.0 million of special charges taken in 1995 is comprised of the following: a $2.3 million charge associated with cash payments made under IPC's long-term special incentive agreement with senior management; a $2.0 million charge associated with the costs related to the Company's attempted public equity offering during the fourth quarter of 1995; and a reduction of land value of $760,000 associated with the Company's donation of a portion of its Chagrin Falls, Ohio paper mill site to the Village of Chagrin Falls.

  Goodwill Write-off

     During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units -- masking, graphics and other protective products. Consistent with its accounting policy at that time, the Company made a reassessment of the goodwill for these businesses as of the second quarter of 1995 and concluded that the goodwill for the graphics and protective products businesses was impaired. Accordingly, the Company recorded an impairment of $13.5 million during the second quarter of 1995. See "Financial Statements and Supplementary Data -- Notes 2 and 15" to the Company's consolidated financial statements.

  Income from Operations

     Income from operations and operating margin were $6.3 million and 1.2%, respectively, during 1997, compared to $52.3 million and 11.6%, respectively, during 1996 and $22.3 million and 4.9%, respectively, during 1995. The decrease in the income from operations in 1997 compared with 1996 is the result of the special charge recorded in 1997. Without this special charge, operating income and margin would have been $59.6 million and 11.1%, respectively in 1997. The increase in 1997 operating income (before special charge) is primarily the result of the recently completed acquisitions and the decrease in the 1997 operating margin (before special charge) is the result of the increased operating expenses as a percentage of net sales. The increase in 1996 income from operations and operating margin compared to 1995 primarily results from the $13.5 million goodwill write-off and $5.0 million of special charges recorded during 1995. Without these special charges during 1995, operating income and operating margin would have been $40.7 million and 9.0%, respectively, in 1995. The increase in 1996 income from operations and operating margin over 1995 income from operations and operating margin (before the 1995 write-off of goodwill and the special charges) was attributable to the improved gross profit and gross profit margin discussed above.

  Interest Expense

     Interest expense during 1997 was $41.9 million compared to $42.7 million and $43.3 million during 1996 and 1995, respectively. The decrease in 1997 interest compared to 1996 is the result of the Company's initial public offering and refinancing completed during the fourth quarter of 1997. The decrease in 1996 from 1995 primarily results from lower interest rates during 1996 as a result of the Company's refinancing of its senior credit facility during the fourth quarter of 1995. The Company's interest expense should be reduced in 1998 as a result of the refinancing associated with the Company's initial public offering during 1997.

  Income Taxes

     The Company's tax benefit for 1997 reflects the deferred benefit of the pre-tax loss recorded in 1997 and a $13.2 million deferred benefit associated with the reversal of a portion of the Company's valuation allowance for deferred tax assets. During the third quarter of 1997, the Company determined that it was more likely than not that a portion of its deferred tax assets (comprised primarily of net operating loss carryforwards) would be realizable given the Company's initial public offering and refinancing. The Company's tax provisions during 1996 and 1995 primarily reflect provisions for federal alternative minimum tax and state taxes.

  Extraordinary Loss

     The extraordinary loss in 1997 of $26.7 million (net of tax of $15.0 million) consists of $32.3 million of premiums paid to retire the 13 1/4% Senior Discount Debentures and the 12 1/2% Subordinated Notes, the write-off of $8.2 million of deferred financing costs related to the retired debt and the refinancing of the Company's senior credit facility, and $1.2 million of expenses incurred to retire the debt and the existing credit facility.

     The extraordinary loss in 1995 reflects the write-off of deferred loan costs of $2.4 million written off in connection with the refinancing of IPC's existing credit facility with a new $160 million senior credit facility during the fourth quarter of 1995.

  Net Income/Loss

     Net loss was $36.3 million in 1997 compared to net income of $8.7 million in 1996. The net loss during 1997 is primarily the result of the special charge and extraordinary loss recorded during 1997.

     Net income was $8.7 million in 1996 compared to a net loss of $24.5 million in 1995. The improved net income during 1996 is primarily the result of the Company's improved gross profit during 1996 and the $13.5 million goodwill write-off and $5.0 million of special charges recorded during 1995.

  Adjusted EBITDA

     Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off and special charges. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented.

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                                    % OF                  % OF                  % OF
                                         1997     NET SALES    1996     NET SALES    1995     NET SALES
                                         ----     ---------    ----     ---------    ----     ---------
                                                            (DOLLARS IN THOUSANDS)
Consumer Packaging....................  $56,704     18.1      $43,776     18.7      $36,954     16.8
Industrial Packaging..................   36,118     16.1       37,694     17.4       31,744     13.7
Corporate expenses....................   (6,018)      --       (6,446)      --       (5,609)      --
                                        -------               -------               -------
     Total............................  $86,804     16.1      $75,024     16.6      $63,089     14.0
                                        =======               =======               =======

     The Company's Adjusted EBITDA increased by $11.8 million to $86.8 million in 1997, an Adjusted EBITDA margin of 16.1%, compared to 1996 Adjusted EBITDA of $75.0 million and an Adjusted EBITDA margin of 16.6%. The increase in Consumer Packaging's Adjusted EBITDA during 1997 is primarily attributable to the incremental Adjusted EBITDA from the recently completed acquisitions and the improved profitability associated with the increased sales volume of extruded sheet and film and converted plastic and paper products. The 1997 increase was partially offset by decreased profitability of the Company's polymerization operations and poor European thermoforming operating performance. The decrease in Industrial Packaging's Adjusted EBITDA during 1997 is the result of weak margins in the Company's recycled and specialty paper operations and increased operating expenses in the Company's surface protection business. Corporate expense decreased 6.6% from $6.4 million to $6.0 million primarily as a result of reduced incentive compensation.

     The Company's Adjusted EBITDA increased by $11.9 million to $75.0 million in 1996, an Adjusted EBITDA margin of 16.6%, compared to 1995 Adjusted EBITDA of $63.1 million and an Adjusted EBITDA margin of 14.0%. The increase in Consumer Packaging's Adjusted EBITDA during 1996 is primarily attributable to the increased gross profit associated with the extruded sheet and film volume increases, improved operating performance of converted plastic and paper operations and incremental EBITDA from Plastofilm. Such increases were partially offset by decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's Adjusted EBITDA during 1996 is primarily the result of the incremental EBITDA from PPI and the improved sales volume of protective packaging products. Corporate expenses increased 14.9% from $5.6 million to $6.4 million primarily as the result of increased incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

     On October 6, 1997, the Company completed an initial public offering (the "Offering") of 9,660,000 shares of common stock of the Company. In connection with the Offering, the Company increased its authorized capital stock to 45,000,000 shares of common stock and effected a 9.65-for-1 stock split of its outstanding common stock. In connection with the Offering, the Company sold to the underwriters 7,960,000 previously unissued shares of common stock at an initial public offering price of $16.00 per share yielding net proceeds of $117.3 million. Acadia Partners, L.P. and certain related investors ("Acadia") sold to the underwriters 1,700,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by Acadia.

     The Offering was a component of a comprehensive refinancing strategy of the Company to significantly lower its interest expense, strengthen its balance sheet and provide financial flexibility to enable Ivex to continue to pursue investment opportunities. As part of this refinancing, simultaneously with the consummation of the Offering, IPC entered into a new credit facility (the "New Credit Facility") that refinanced its existing credit facility. The New Credit Facility provides for maximum borrowings by IPC of an aggregate principal amount of up to $475.0 million to be provided by the banks thereunder. The New Credit Facility consists of term loans of $300.0 million and a revolving credit facility of up to $175.0 million (up to $65.0 million of which may be in the form of letters of credit).

     The Company used the proceeds of the Offering together with borrowings under the New Credit Facility to refinance substantially all of its existing indebtedness. During the fourth quarter of 1997, the Company repurchased all of the 12 1/2% Subordinated Notes due 2002 (the "12 1/2% Subordinated Notes") and repurchased all of the 13 1/4% Discount Debentures due 2005 (the "13 1/4% Discount Debentures"). In connection with the above repurchase of the 12 1/2% Subordinated Notes and the 13 1/4% Discount Debentures, the Company paid premiums aggregating $32.3 million. In connection with the refinancing, the Company incurred expense of approximately $8.2 million related to the write-off of previously capitalized debt issuance costs and paid costs of $1.2 million associated with the repurchase of existing debt.

     At December 31, 1997, the Company had cash and cash equivalents of $6.0 million and $127.8 million was available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at December 31, 1997 was $41.7 million.

     The primary short-term and long-term operating cash requirements for the Company are for debt service, working capital and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the New Credit Facility (as of December 31, 1997, $127.8 million was available under the revolving credit portion of the New Credit Facility) to fund the Company's principal short-term and long-term cash requirements.

     The New Credit Facility is comprised of a $150.0 million Term A Loan, $150.0 million Term B Loan and $175.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3.75 million in 1997, $16.25 million in 1998, $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003 and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the New Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of December 31, 1997, such rates are 1.375% plus LIBOR. The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of December 31, 1997, such rates are 1.75% plus LIBOR. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the New Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things.

     During 1997, the Company entered into interest rate swap agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These agreements effectively fix a portion of the Company's LIBOR base rate at 6.12% during this period. Concurrently with the implementation of the swap agreements, the Company also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. During 1996, the Company entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix the Company's LIBOR base rate at 5.33% during this period. Income or expense related to settlements under these agreements are recorded as adjustments to interest expense in the Company's financial statements.

     IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Company's New Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

     The Company made capital expenditures of $25.4 million, $17.6 million and $19.4 million in 1997, 1996 and 1995, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of December 31, 1997.

     The Company is currently undergoing an enterprise-wide assessment of its Year 2000 expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this standard during the year ended December 31, 1998.

  Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its required disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: raw material costs and availability (see "Business -- Raw Materials"); competition (see "Business -- Competition"); environmental matters and government regulation (see "Business -- Environmental Matters and Government Regulation"); and the Company's actual performance and highly leveraged financial condition (see "-- Goodwill Write-Off" and "-- Liquidity and Capital Resources" above).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and supplementary data are included on pages 25 to 46. See Index to Financial Statements and Supplementary Data on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A under the Securities Exchange Act of 1934 (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 1998 and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 1998 and, to the extent required, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 1998 and, to the extent required, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 1998 and, to the extent required, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE INCLUDED ON PAGES 25 TO 41.

     - Report of Independent Accountants

     - Consolidated Balance Sheets at December 31, 1997 and 1996

     - Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     - Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1997, 1996 and 1995

     - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     - Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCLUDED ON PAGES 42 TO 46.

     - Schedule I -- Condensed Financial Information

     - Schedule II -- Valuation and Qualifying Accounts and Reserves

     All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the consolidated financial statements and therefore have been omitted.

     (A)(3) EXHIBITS.

                                                                     INCORPORATED BY REFERENCE
                                                                          TO THE FOLLOWING
                                                               --------------------------------------
EXHIBIT                                                        EXHIBIT        REGISTRATION NUMBER
NUMBER                 DESCRIPTION OF DOCUMENT                 NUMBER              OR REPORT
-------                -----------------------                 -------        -------------------
   3.1    Amended and Restated Certificate of Incorporation
          of Ivex Packaging Corporation ("Holdings" or
          "Ivex")..........................................     3.3       Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
   3.2    Amended By-Laws of Ivex..........................     3.4       Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
   3.3    Form of Certificate of Elimination of Senior
          Cumulative Exchangeable Preferred Stock of
          Ivex.............................................     3.5       Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
   4.1    Form of Registration Rights Agreement, dated as
          of September 30, 1997, among Ivex, Acadia
          Partners, L.P., and the other stockholders party
          thereto..........................................     4.3       Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
*  4.2    Amended and Restated Credit Agreement, dated as
          of October 2, 1997, by and among IPC, Ivex,
          NationsBank, N.A. and Bankers Trust, as agents,
          and the guarantors and lenders identified on the
          signature pages thereto..........................
  *4.3    Amended and Restated Pledge Agreement, dated as
          of October 2, 1997, among IPC, Ivex certain of
          IPC's subsidiaries and NationsBank, N.A. and
          Bankers Trust Company, as agents.................
  *4.4    Form of Amended and Restated Security Agreement,
          dated as of October 2, 1997, among IPC, Ivex and
          certain of IPC's domestic subsidiaries and
          NationsBank, N.A. and Bankers Trust Company, as
          agents...........................................
  *4.5    Form of Amended and Restated Mortgage and
          Security Agreement...............................
  10.1    Form of Ivex Senior Management Annual Incentive
          Plan(1)..........................................    10.1       Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
  10.2    Form of Executive Deferred Compensation
          Plan (1).........................................    10.3       IPC 1994 Form 10-K
                                                                          (File No. 33-52150)
  10.3    Form of Trust Agreement, dated October 17, 1996,
          between IPC, Inc. and the trustee thereof
          relating to executive deferred compensation
          (1)..............................................    10.3       Ivex 1996 Form 10-K
                                                                          (File No. 33-60714)

                                                                     INCORPORATED BY REFERENCE
                                                                          TO THE FOLLOWING
                                                               --------------------------------------
EXHIBIT                                                        EXHIBIT        REGISTRATION NUMBER
NUMBER                 DESCRIPTION OF DOCUMENT                 NUMBER              OR REPORT
-------                -----------------------                 -------        -------------------
  10.4    Form of IPC Stock Purchase and Option Agreement,
          dated as of January 1, 1993, among IPC, Ivex,
          Acadia Partners, L.P. and each of certain senior
          managers of IPC with the Ivex Stock Purchase and
          Option Agreement attached thereto (1)............    10.2       IPC 1993 Form 10-K
                                                                          (Registration No. 33-52150)
  10.5    Form of Amended and Restated IPC, Inc. Stock
          Option and Purchase Agreement and Amended and
          Restated Ivex Packaging Corporation Stock Option
          and Purchase Agreement, each dated as of January
          1, 1996 (1)......................................    10.16      Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)
  10.6    IPC Retirement Plan and Trust, as amended and
          Restated May 1, 1992 (1).........................    10.3       IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.7    Amended and Restated Employment Agreement, dated
          as of May 30, 1996, between George V. Bayly and
          IPC (1)..........................................    10.14      Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)
  10.8    Employment Agreement, dated as of December 31,
          1992, between IPC and Frank V. Tannura (1).......    10.30      IPC 6/30/93 Form 10-Q
                                                                          (File No. 33-52150)
  10.9    Amendment No. 1, dated as of September 11, 1995,
          to the Employment Agreement, dated as of December
          31, 1992, between IPC and Frank V. Tannura (1)...    10.59      IPC 6/30/95 Form 10-Q
                                                                          (File No. 33-52150)
  10.10   Amendment No. 2 to Employment Agreement, dated
          May 30, 1996, between IPC and Frank V. Tannura...    10.15      Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)
  10.11   Form of Severance Agreement between the Company
          and certain named executive officers (1).........     1.1       IPC 1994 Form 10-K
                                                                          (File No. 33-52150)
  10.12   Form of Ivex Packaging Corporation 1997 Long-Term
          Stock Incentive Plan (1).........................    10.45      Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
* 10.13   Form of Senior Management's Promissory Note to
          IPC (1)..........................................
  10.14   Loan Agreement, dated as of December 1, 1987,
          between the County of Kankakee, Illinois and Ivex
          of Delaware, Inc. (n/k/a IPC, Inc.)..............    10.11      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.15   Loan Agreement, dated as of June 1, 1988, between
          the Development Authority of Morgan County and
          Ivex of Delaware, Inc. (n/k/a IPC, Inc.).........    10.13      IPC Form S-1
                                                                          (Registration No. 33-52150)

                                                                     INCORPORATED BY REFERENCE
                                                                          TO THE FOLLOWING
                                                               --------------------------------------
EXHIBIT                                                        EXHIBIT        REGISTRATION NUMBER
NUMBER                 DESCRIPTION OF DOCUMENT                 NUMBER              OR REPORT
-------                -----------------------                 -------        -------------------
  10.16   Loan Agreement, dated as of October 1, 1987,
          between the County of Will, Illinois and LPX, Inc
          (n/k/a IPC, Inc.)................................    10.15      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.17   Loan Agreement, dated as of April 1, 1988,
          between the Illinois Development Finance
          Authority and Ivex of Delaware, Inc. (n/k/a IPC,
          Inc.)............................................    10.17      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.18   Indenture of Trust, dated as of March 1, 1989,
          between Marine Midland Bank, N.A. and Ivex of
          Delaware, Inc. (n/k/a IPC, Inc.).................    10.19      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.19   Loan Agreement, dated November 1, 1985, between
          the Village of Bridgeview, Illinois and L&CP
          Corporation (n/k/a IPC, Inc.)....................    10.21      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.20   Loan Agreement, dated as of June 1, 1988, between
          City of Troy, Ohio and L&CP Corporation (n/k/a
          IPC, Inc.).......................................    10.23      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.21   Lease Agreement, dated as of December 5, 1996,
          between State Street Bank and Trust Company and
          IPC..............................................    10.46      Ivex 1996 Form 10-K
                                                                          (File No. 33-60714)
  10.22   Lease, dated as of October 4, 1988, between
          Seymour C. Graham and Kama Corporation (n/k/a
          IPC, Inc.).......................................    10.33      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.23   Amendment to Lease, dated as of December 20,
          1988, between Seymour C. Graham and Kama
          Corporation (n/k/a IPC, Inc.)....................    10.34      IPC Form S-1
                                                                          (Registration No. 33-52150)
  10.24   Lease, dated June 20, 1995, between Howard H.
          Gelb and Eunice Gelb and Kama Corporation (n/k/a
          IPC, Inc.).......................................    10.44      Ivex 1995 Form 10-K
                                                                          (File No. 33-60714)
* 10.25   Industrial Building Lease, dated January 8, 1998,
          between Arapahoe Properties, L.L.C. and Packaging
          Products, Inc....................................
  10.26   Lease, dated as of September 11, 1996, by and
          between Joseph P. Bennett and Trio Products,
          Inc..............................................    10.54      Ivex 1996 Form 10-K
                                                                          (File No. 33-60714)
  10.27   Installment Sales Agreement, dated as of December
          12, 1990, between Grove City Industrial
          Development Corporation and Ivex Converted
          Products Corporation (n/k/a IPC, Inc.)...........    10.39      IPC Form S-1
                                                                          (Registration No. 33-52150)

                                                                     INCORPORATED BY REFERENCE
                                                                          TO THE FOLLOWING
                                                               --------------------------------------
EXHIBIT                                                        EXHIBIT        REGISTRATION NUMBER
NUMBER                 DESCRIPTION OF DOCUMENT                 NUMBER              OR REPORT
-------                -----------------------                 -------        -------------------
  10.28   Tax Sharing Agreement, dated as of December 17,
          1992, between Ivex and IPC and certain of IPC's
          subsidiaries.....................................    10.40      Ivex Form S-4
                                                                          (Registration No. 33-60714)
  10.29   Agreement and Plan of Merger, dated as of May 17,
          1996 (as amended), among IPC, CFI Industries,
          Inc. and Equity Partners.........................      A-1      CFI Industries, Inc.'s
                                                                          Proxy Statement dated
                                                                          7/22/96
  10.30   Form of Voting Agreement among Acadia, certain
          related investors and certain members of Ivex
          Management.......................................    10.47      Ivex Amendment No. 8 to
                                                                          Form S-1
                                                                          (Registration No. 33-95436)
  21.1    Subsidiaries of Ivex.............................    21.1       Ivex Amendment No. 6 to
                                                                          Form S-1 (Registration No.
                                                                          33-95436)
* 23.1    Consent of Price Waterhouse LLP..................
  27      Financial Data Schedule, which is submitted
          electronically to the Securities and Exchange
          Commission for information only and not filed....

-------------------------
 *  Filed herewith.

(1) Management contact or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

    (B) REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1998.

                                          IVEX PACKAGING CORPORATION

                                          By:      /s/ GEORGE V. BAYLY
                                            ------------------------------------
                                            Name: George V. Bayly
                                            Title: President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this Report appears below hereby constitutes and appoints G. Douglas Patterson as such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 30, 1998.

                  SIGNATURE                                               TITLE
                  ---------                                               -----

             /s/ GEORGE V. BAYLY                   Director, Chairman of the Board, President and Chief
---------------------------------------------        Executive Officer (Principal Executive Officer)
               George V. Bayly

            /s/ FRANK V. TANNURA                   Director, Vice President and Chief Financial Officer
---------------------------------------------        (Principal Financial Officer)
              Frank V. Tannura

            /s/ DAVID E. WARTNER                   Corporate Controller (Principal Accounting Officer)
---------------------------------------------
              David E. Wartner

             /s/ GLENN R. AUGUST                   Director
---------------------------------------------
               Glenn R. August

            /s/ ANTHONY P. SCOTTO                  Director
---------------------------------------------
              Anthony P. Scotto

            /s/ WILLIAM J. WHITE                   Director
---------------------------------------------
              William J. White

            /s/ R. JAMES COMEAUX                   Director
---------------------------------------------
              R. James Comeaux

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ivex Packaging Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Ivex Packaging Corporation ("the Company") and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
January 20, 1998

                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1997         1996
                                                                  ----         ----
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   5,989    $   2,822
  Accounts receivable trade, net of allowance...............       64,952       51,638
  Inventories...............................................       59,706       49,023
  Prepaid expenses and other................................        5,759        5,395
                                                                ---------    ---------
     Total current assets...................................      136,406      108,878
                                                                ---------    ---------
Property, Plant and Equipment:
  Buildings and improvements................................       56,336       49,038
  Machinery and equipment...................................      272,602      231,526
  Construction in progress..................................        9,225        8,069
                                                                ---------    ---------
                                                                  338,163      288,633
  Less -- Accumulated depreciation..........................     (149,207)    (123,957)
                                                                ---------    ---------
                                                                  188,956      164,676
  Land......................................................        9,077        8,304
                                                                ---------    ---------
     Total property, plant and equipment....................      198,033      172,980
                                                                ---------    ---------
Other assets:
  Goodwill, net of accumulated amortization.................       35,278       20,506
  Deferred income taxes.....................................       36,647
  Management receivable.....................................       11,135
  Miscellaneous.............................................       10,224       13,537
                                                                ---------    ---------
     Total other assets.....................................       93,284       34,043
                                                                ---------    ---------
Total Assets................................................    $ 427,723    $ 315,901
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt....................    $  19,744    $   5,921
  Accounts payable..........................................       38,675       36,748
  Accrued salary and wages..................................        9,114        8,603
  Self insurance reserves...................................        6,799        7,453
  Accrued rebates and discounts.............................        4,596        3,824
  Accrued interest..........................................        4,191        1,680
  Other accrued expenses....................................       11,546       12,110
                                                                ---------    ---------
     Total current liabilities..............................       94,665       76,339
                                                                ---------    ---------
Long-Term Debt..............................................      319,055      352,893
                                                                ---------    ---------
Other Long-Term Liabilities.................................       21,868        5,243
                                                                ---------    ---------
Deferred Income Taxes.......................................        4,304        8,770
                                                                ---------    ---------
Commitments.................................................
                                                                ---------    ---------
Stockholders' Deficit:
  Common stock, $.01 par value -- 45,000,000 shares
     authorized; 20,426,666 and 10,352,533 shares issued and
     outstanding............................................          204           11
  Paid in capital in excess of par value....................      328,322      177,375
  Accumulated deficit.......................................     (339,836)    (303,566)
  Foreign currency translation adjustment...................         (859)      (1,164)
                                                                ---------    ---------
     Total stockholders' deficit............................      (12,169)    (127,344)
                                                                ---------    ---------
Total Liabilities and Stockholders' Deficit.................    $ 427,723    $ 315,901
                                                                =========    =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
Net sales................................................      $538,475      $451,807      $451,569
Cost of goods sold.......................................       418,815       351,424       366,409
                                                             ----------    ----------    ----------
Gross profit.............................................       119,660       100,383        85,160
                                                             ----------    ----------    ----------
Operating expenses:
  Selling................................................        27,625        20,306        18,027
  Administrative.........................................        31,299        27,156        24,540
  Amortization of intangibles............................         1,111           621         1,904
  Write-off of goodwill..................................                                    13,471
  Special charges........................................        53,329                       4,960
                                                             ----------    ----------    ----------
Total operating expenses.................................       113,364        48,083        62,902
                                                             ----------    ----------    ----------
Income from operations...................................         6,296        52,300        22,258
Interest expense.........................................        41,889        42,732        43,270
                                                             ----------    ----------    ----------
Income (loss) before income taxes and extraordinary
  loss...................................................       (35,593)        9,568       (21,012)
Income tax (benefit) provision...........................       (26,053)          900         1,113
                                                             ----------    ----------    ----------
Income (loss) before extraordinary loss..................        (9,540)        8,668       (22,125)
Extraordinary loss.......................................       (26,730)                     (2,359)
                                                             ----------    ----------    ----------
Net income (loss)........................................      $(36,270)     $  8,668      $(24,484)
                                                             ==========    ==========    ==========
Earnings (loss) per share:
  Basic:
     Income (loss) before extraordinary loss.............      $  (0.75)     $   0.84      $  (2.14)
     Extraordinary loss..................................         (2.10)                      (0.23)
                                                             ----------    ----------    ----------
     Net income (loss)...................................      $  (2.85)     $   0.84      $  (2.37)
                                                             ==========    ==========    ==========
     Weighted average shares outstanding.................    12,747,029    10,352,533    10,352,533
                                                             ==========    ==========    ==========
  Diluted:
     Income (loss) before extraordinary loss.............      $  (0.75)     $   0.84      $  (2.14)
     Extraordinary loss..................................         (2.10)                      (0.23)
                                                             ----------    ----------    ----------
     Net income (loss)...................................      $  (2.85)     $   0.84      $  (2.37)
                                                             ==========    ==========    ==========
     Weighted average shares outstanding.................    12,747,029    10,352,533    10,352,533
                                                             ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           PAID IN                      FOREIGN
                                                      COMMON STOCK         CAPITAL                     CURRENCY
                                                   -------------------   IN EXCESS OF   ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                                     SHARES     AMOUNT    PAR VALUE       DEFICIT     ADJUSTMENT       DEFICIT
                                                     ------     ------   ------------   -----------   -----------   -------------
Balance at December 31, 1994.....................   1,072,246    $ 11      $177,375      $(287,750)     $  (902)      $(111,266)
  Foreign currency translation adjustment........                                                          (582)           (582)
  Net loss.......................................                                          (24,484)                     (24,484)
                                                   ----------    ----      --------      ---------      -------       ---------
Balance at December 31, 1995.....................   1,072,246      11       177,375       (312,234)      (1,484)       (136,332)
  Foreign currency translation adjustment........                                                           320             320
  Net income.....................................                                            8,668                        8,668
                                                   ----------    ----      --------      ---------      -------       ---------
Balance at December 31, 1996.....................   1,072,246      11       177,375       (303,566)      (1,164)       (127,344)
  Foreign currency translation adjustment........                                                           305             305
  Issuance of management shares..................     218,968       2        33,824                                      33,826
  Common stock split.............................  11,175,452     112          (112)
  Issuance of common stock.......................   7,960,000      79       117,235                                     117,314
  Net loss.......................................                                          (36,270)                     (36,270)
                                                   ----------    ----      --------      ---------      -------       ---------
Balance at December 31, 1997.....................  20,426,666    $204      $328,322      $(339,836)     $  (859)      $ (12,169)
                                                   ==========    ====      ========      =========      =======       =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                                ----        ----       ----
Cash flows from operating activities:
  Net income (loss).........................................  $ (36,270)  $  8,668   $(24,484)
    Adjustments to reconcile net income (loss) to net cash
       from operating activities:
       Depreciation of properties...........................     26,068     22,103     20,496
       Amortization of intangibles and debt issue costs.....      2,404      2,028     19,689
       Non-cash interest....................................     11,223     12,801     11,232
       Non-cash special charge..............................     53,329
       Extraordinary loss...................................     26,730
       Deferred income taxes................................    (28,433)
       Write-down of property, plant and equipment, net.....                              760
                                                              ---------   --------   --------
                                                                 55,051     45,600     27,693
       Change in operating assets and liabilities:
         Accounts receivable................................     (7,342)       528       (550)
         Inventories........................................     (4,946)      (743)     4,371
         Prepaid expenses and other assets..................       (212)       621       (930)
         Accounts payable...................................     (3,907)     1,516     (8,486)
         Accrued expenses and other liabilities.............     (2,169)     1,680        648
                                                              ---------   --------   --------
         Net cash from operating activities.................     36,475     49,202     22,746
                                                              ---------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of stock...........................    117,314
  Proceeds from senior credit facility......................    300,000                60,000
  Payment of senior credit facility.........................    (59,125)    (5,000)   (59,870)
  Proceeds from revolving credit facility...................      1,000                 8,500
  Payment of revolving credit facility......................                (8,500)
  Redemption of 13 1/4% Discount Debentures.................   (117,363)
  Redemption of 12 1/2% Subordinated Notes..................   (157,423)
  Management loan...........................................    (11,625)
  Debt redemption costs.....................................    (33,339)
  Payment of debt issue costs...............................     (4,303)      (296)    (2,779)
  Other, net................................................       (253)       722       (185)
                                                              ---------   --------   --------
         Net cash from (used by) financing activities.......     34,883    (13,074)     5,666
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................    (25,364)   (17,633)   (19,385)
  Proceeds from sale of real estate.........................                            1,034
  Acquisitions..............................................    (42,728)   (20,786)   (11,735)
  Other, net................................................        (99)       283        215
                                                              ---------   --------   --------
         Net cash used by investing activities..............    (68,191)   (38,136)   (29,871)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      3,167     (2,008)    (1,459)
Cash and cash equivalents at beginning of period............      2,822      4,830      6,289
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $   5,989   $  2,822   $  4,830
                                                              =========   ========   ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest................................................  $  28,761   $ 28,592   $ 30,004
    Income taxes............................................      1,561      1,199      1,052
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of non-current note for accounts receivable......                            1,000
  The Company purchased all of the capital stock of CFI
    Industries, Inc. In conjunction with the acquisition,
    liabilities were assumed as follows:
    Fair value of assets acquired...........................              $ 27,127
    Cash paid for the capital stock.........................               (18,423)
                                                                          --------
       Liabilities assumed..................................              $  8,704
                                                                          ========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ORGANIZATION:

     Ivex Packaging Corporation (the "Company") owns 100% of the common stock of IPC, Inc. ("IPC"). The Company is a holding company with no operations of its own and IPC has no contractual obligations to distribute funds to the Company.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

  Nature of operations

     IPC engages in the business of manufacturing plastic and paper packaging products for different end-use packaging applications principally with customers in North America and Europe. These applications include: (i) the integrated production and conversion of oriented polystyrene sheet and other plastic sheet into thermoformed packaging products and the sale of such sheet to other packaging thermoformers; (ii) the manufacture and sale of coated and laminated kraft paper and plastic materials and single face corrugated products as protective materials in the packaging of industrial products; and (iii) the manufacture and sale of unbleached kraft paper and various lightweight specialty grades of paper for industrial and food service packaging applications. Accordingly, the accompanying financial data are reported as a single segment.

  Principles of consolidation

     All the accounts of the wholly-owned subsidiaries of the Company have been consolidated. All significant intercompany transactions and accounts have been eliminated.

  Revenue recognition

     The Company recognizes revenue upon shipment of products.

  Cash and cash equivalents

     The Company considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

  Accounts receivable

     Accounts receivable at December 31, 1997 and 1996 consist of the following:

                                                              1997      1996
                                                              ----      ----
Accounts receivable........................................  $67,496   $53,718
Less -- Allowance for doubtful accounts....................   (2,544)   (2,080)
                                                             -------   -------
                                                             $64,952   $51,638
                                                             =======   =======

     Accounts receivable from sales to customers are unsecured.

                           IVEX PACKAGING CORPORATION

  Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method to determine the cost of raw materials and finished goods.

     Inventories at December 31, 1997 and 1996 consist of the following:

                                                              1997     1996
                                                              ----     ----
Raw materials..............................................  $32,200  $26,483
Finished goods.............................................   27,506   22,540
                                                             -------  -------
                                                             $59,706  $49,023
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

  Employee benefit plans

     IPC and its subsidiaries have defined contribution and defined benefit plans covering substantially all employees. IPC's contributions to the defined contribution plans are determined by matching employee contributions and by discretionary contributions. Defined benefit plan contributions are determined by independent actuaries and are generally funded in the minimum annual amount required by the Employee Retirement Income Security Act of 1974.

     IPC provides limited post retirement benefits to a select group of employees. The current period cost and reserves related to these benefits are not material.

  Goodwill and other long-lived assets

     Goodwill represents the excess purchase price over fair value of net assets acquired and is being amortized using the straight-line method over a forty year period. Accumulated amortization was $19,593 and $18,781 as of December 31, 1997 and 1996, respectively.

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

                           IVEX PACKAGING CORPORATION

  Earnings per share

     During 1997, the Company adopted SFAS No. 128, "Earnings per share," which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income
(loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income (loss) by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. During the periods presented, the Company's common stock equivalents did not have a dilutive effect on the earnings per share amounts.

  Foreign currency translation

     The financial statements of the Company's foreign subsidiaries are maintained in local currency which is the functional currency. The balance sheets of these subsidiaries are translated at exchange rates in effect at the balance sheet date and the related statements of operations are translated at weighted average rates of exchange for the year. Translation adjustments resulting from this process are reflected as a separate component of stockholders' deficit. Gains and losses resulting from foreign exchange transactions are recorded in the results from operations. Such amounts were not significant in 1997, 1996 and 1995.

  Fair value of financial instruments

     The carrying amount of financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

  Reclassifications

     Certain amounts in the consolidated balance sheets for 1996 have been reclassified to conform to the 1997 presentation.

NOTE 3 -- INITIAL PUBLIC OFFERING AND REFINANCING:

     On October 6, 1997, the Company completed an initial public offering (the "Offering") of 9,660,000 shares of common stock of the Company. In connection with the Offering, the Company increased its authorized capital stock to 45,000,000 shares of common stock and effected a 9.65-for-1 stock split of its outstanding common stock. All share and per share data have been adjusted to give effect to the increased authorized capital stock and stock split. In the Offering, the Company sold to the underwriters 7,960,000 previously unissued shares of common stock at an initial public offering price of $16.00 per share yielding net proceeds of $117,314. Acadia Partners, L.P. and certain related investors ("Acadia") sold to the underwriters 1,700,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by Acadia.

     The Offering is a component of a comprehensive refinancing strategy of the Company to significantly lower its interest expense, strengthen its balance sheet and provide financial flexibility to enable Ivex to continue to pursue investment opportunities. As part of this refinancing, simultaneously with the consummation of the Offering, the Company entered into a new credit facility (the "New Credit Facility") that refinanced its existing credit facility. The Company used the proceeds of the Offering together with borrowings under the New Credit Facility to refinance substantially all of its existing indebtedness. During the fourth quarter of 1997, the Company repurchased all of its 12 1/2% Subordinated Notes due 2002 (the "12 1/2% Subordinated Notes") and repurchased all of its 13 1/4% Discount Debentures due 2005 (the "13 1/4% Discount Debentures") .

                           IVEX PACKAGING CORPORATION

     In connection with the above repurchase of the 12 1/2% Subordinated Notes and the 13 1/4% Discount Debentures, the Company paid premiums aggregating $32,374. In connection with the refinancing, the Company incurred expense of approximately $8,177 related to the write-off of previously capitalized debt issuance costs and paid costs of $1,214 associated with the repurchase of existing debt. See Note 12 -- Extraordinary loss from extinguishment of debt.

NOTE 4 -- MISCELLANEOUS OTHER ASSETS:

     Miscellaneous other assets at December 31, 1997 and 1996 consist of the following:

                                                                1997       1996
                                                                ----       ----
Deferred financing costs...................................    $ 5,065    $13,416
Less -- Accumulated amortization...........................       (516)    (4,370)
                                                               -------    -------
                                                                 4,549      9,046
Other......................................................      5,675      4,491
                                                               -------    -------
                                                               $10,224    $13,537
                                                               =======    =======

     Deferred financing costs are being amortized over the term of the related debt.

NOTE 5 -- LONG-TERM DEBT:

     Long-term debt comprised the following at December 31, 1997 and 1996:

                                                               1997        1996
                                                               ----        ----
Senior credit facility (A)...............................    $296,875    $ 55,000
Industrial revenue bonds (B).............................      39,736      38,293
12 1/2% Subordinated Notes, net of discount (C)..........                 157,340
13 1/4% Discount Debentures, net of discount (D).........                 106,139
Other....................................................       2,188       2,042
                                                             --------    --------
     Total debt outstanding..............................     338,799     358,814
Less -- Current installments of long-term debt...........     (19,744)     (5,921)
                                                             --------    --------
     Long-term debt......................................    $319,055    $352,893
                                                             ========    ========

     A. Senior Credit Facility -- On October 6, 1997, the Company refinanced its existing credit facility with the New Credit Facility. The New Credit Facility is comprised of a $150,000 Term A Loan, $150,000 Term B Loan and $175,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3,750 in 1997, $16,250 in 1998, $21,250 in 1999, $25,000 in 2000,
$26,250 in 2001, $31,250 in 2002 and $26,250 in 2003 and the Term B Loan is
required to be repaid in quarterly payments totaling $1,500 per annum through September 30, 2003 and installments of $35,250 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the New Credit Facility can be, at the election of the Company, based upon LIBOR or the Adjusted Base Rate, as defined, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. At December 31, 1997, such rates are 1.375% plus LIBOR. The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of December 31, 1997, such rates are 1.75% plus LIBOR. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the New Credit Facility, the Company is required to maintain certain financial ratios and levels of net worth, and future indebtedness and dividends are

                           IVEX PACKAGING CORPORATION
restricted, among other things. Limitations on dividends, advances and loans between IPC and the Company, as defined in the New Credit Facility, restrict substantially all of IPC's net assets.

     During 1997, the Company entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix a portion of the Company's LIBOR base rate at 6.12% during this period. Concurrently, the Company also entered into interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. During 1996, the Company entered into interest rate swap agreements for the term loans for notional amounts totaling $60,000 through January 19, 1999. Such agreements effectively fix the Company's LIBOR base rate at 5.33% during this period. Income or expense related to settlements under these agreements are recorded as adjustments to interest expense in the Company's financial statements

     B. Industrial Revenue Bonds -- Industrial Revenue Bonds requiring monthly interest payments with average effective rates during 1997 and 1996 of 6.0% and 5.8%, respectively, are due in varying amounts and dates through 2009 and are secured by certain assets of IPC. Letters of credit under the New Credit Facility provide credit enhancement for the Industrial Revenue Bonds.

     C. 12 1/2% Subordinated Notes -- IPC issued $158,000 of the 12 1/2% Subordinated Notes on December 17, 1992. The 12 1/2% Subordinated Notes were repurchased in connection with the initial public offering and refinancing during the fourth quarter of 1997.

     D. 13 1/4% Discount Debentures -- The Company issued $160,000 of the 13 1/4% Discount Debentures for an aggregate consideration of approximately $65,000 on March 8, 1993. The 13 1/4% Company Discount Debentures were repurchased in connection with the initial public offering and refinancing during the fourth quarter of 1997.

     Long-term debt principal maturities are as follows:

1998........................................................    $ 19,744
1999........................................................      25,471
2000........................................................      29,235
2001........................................................      30,501
2002........................................................      35,351
Thereafter..................................................     198,497
                                                                --------
                                                                $338,799
                                                                ========

NOTE 6 -- INCOME TAXES:

     The components of the income tax provision shown in the statement of operations are as follows:

                                                         1997       1996       1995
                                                         ----       ----       ----
Current provision:
  Federal..........................................                $   415    $  142
  State............................................    $    454        485       971
  Foreign..........................................       1,926
Deferred provision (benefit).......................     (26,059)     9,029
Benefit of net operating loss carryovers...........      (2,374)    (9,029)
                                                       --------    -------    ------
                                                       $(26,053)   $   900    $1,113
                                                       ========    =======    ======

                           IVEX PACKAGING CORPORATION

     The provision recognized for income taxes differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                       1997       1996        1995
                                                       ----       ----        ----
Income (loss) before income taxes and
  extraordinary loss.............................    $(35,593)   $ 9,568    $(21,012)
                                                     ========    =======    ========
Computed expected provision (benefit) at the
  statutory rate.................................    $(12,458)   $ 3,349    $ (7,354)
Adjustments to the computed expected provision
  (benefit) resulting from:
  Reduction of valuation allowance...............     (13,200)
  Amortization of goodwill.......................         151         77       4,862
  Net operating loss carryover adjustments.......      (2,374)    (3,077)      2,701
  State income taxes, net........................         713        417         610
  Other, net.....................................       1,115        134         294
                                                     --------    -------    --------
                                                     $(26,053)   $   900    $  1,113
                                                     ========    =======    ========

     U.S. federal deferred tax liabilities (assets) are comprised of the following:

                                                               1997        1996
                                                               ----        ----
Depreciation.............................................    $ 34,323    $ 33,449
Basis differences of acquired assets.....................       3,176       3,969
                                                             --------    --------
  Total deferred tax liabilities.........................      37,499      37,418
                                                             --------    --------
Environmental reserves...................................        (320)       (330)
Non-compete agreements...................................        (263)       (613)
Self insurance reserves..................................      (1,767)     (1,979)
Original issue discount accretion........................                 (14,394)
Management compensation accrual..........................      (6,524)
Other....................................................      (4,884)     (2,727)
Net operating loss carryover.............................     (62,688)    (26,795)
                                                             --------    --------
  Total deferred tax assets..............................     (76,446)    (46,838)
  Valuation allowance on deferred tax assets.............       2,300      18,190
                                                             --------    --------
     Net deferred tax assets.............................     (74,146)    (28,648)
                                                             --------    --------
Deferred tax liability (asset)...........................    $(36,647)   $  8,770
                                                             ========    ========

     The Company's foreign and state deferred tax liabilities of $4,304 arise primarily due to differences between book and tax depreciation.

     At December 31, 1997, the Company has U.S. federal net operating loss carryovers, including the net operating loss carryovers of IPC, for income tax reporting purposes of approximately $179,108. Approximately $95,500 of these losses will be limited in their annual usage to approximately $11,000 per year under Section 382 of the Internal Revenue Code. These carryovers expire between 2005 and 2012. In the event of a change in ownership of the Company these net operating loss carryovers may be limited. During 1997, the Company determined that it was more likely than not that a portion of its net operating loss carryovers would be realized primarily as the result of the Offering and refinancing. See Note 3 -- Initial Public Offering and Refinancing. Accordingly, the valuation allowance recorded against certain of the net operating loss carryovers was reduced by $13,200.

                           IVEX PACKAGING CORPORATION

NOTE 7 -- EMPLOYEE BENEFIT PLANS:

     Net periodic pension expense related to the defined benefit plans for the years ended December 31, 1997, 1996 and 1995 is comprised of the following components:

                                                        1997       1996       1995
                                                        ----       ----       ----
Service cost component -- benefits earned by
  employees for services during this period........    $   279    $   290    $   265
Interest cost component -- increase in projected
  benefit obligation due to the passage of time....      1,248      1,208      1,070
Return on plan assets, net of administrative
  expense..........................................     (1,645)    (1,317)    (1,926)
Net amortization and deferral......................        568        372      1,084
                                                       -------    -------    -------
Net periodic pension cost..........................    $   450    $   553    $   493
                                                       =======    =======    =======

     Plan assets are invested in money market, equity and bond funds. The following table sets forth the funded status of these plans as of the date of the latest available actuarial valuation.

                                                                1997       1996
                                                                ----       ----
Actuarial present value of vested benefit obligation.......    $16,558    $15,139
                                                               =======    =======
Actuarial present value of accumulated benefit
  obligation...............................................    $16,871    $15,252
                                                               =======    =======
Fair value of the plans' assets............................    $15,576    $14,202
Actuarial present value of projected benefit obligation....     16,990     15,357
                                                               -------    -------
Fair value of the plans' assets less than the projected
  benefit obligation.......................................     (1,414)    (1,155)
Unrecognized net transition obligation.....................        333        398
Unrecognized prior service cost............................        834        952
Unrecognized net loss......................................      1,580        650
                                                               -------    -------
Prepaid pension expense....................................    $ 1,333    $   845
                                                               =======    =======

     The following table sets forth significant assumptions utilized in the actuarial valuation.

                                                           1997        1996
                                                           ----        ----
Discount rate used to adjust for the time value of
  money................................................       8.0%        8.5%
Expected rate of increase in employee compensation
  costs................................................      0%-5%       0%-5%
Expected long-term rate of return on assets............       9.0%        9.0%

     The charge to operations under IPC's defined benefit and defined contribution plans was approximately $3,814, $2,351 and $2,063 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 -- STOCK OPTION AND INCENTIVE PLANS:

  The 1997 Stock Incentive Plan

     In connection with the initial public offering, the Company adopted the Ivex Packaging Corporation 1997 Long-Term Stock Incentive Plan (the "1997 Stock Incentive Plan") which authorizes the grant of stock awards, as defined, to participants with respect to a maximum of 2,000,000 shares of the Company's common stock.

     Under the 1997 Stock Incentive Plan, the Company granted nonqualified options to purchase 468,000 shares of its common stock at an exercise price of $16.00 per share (fair market value on the date of grant).

                           IVEX PACKAGING CORPORATION

These options were granted on September 30, 1997, vest over a three year period and expire in 2007. As of December 31, 1997, all of these options were outstanding and none were exercisable.

  The IPC Option Plan

     IPC and the Company established a stock option plan (the "IPC Option Plan") for certain key executives, effective January 1, 1993. Pursuant to the IPC Option Plan, IPC irrevocably granted options to purchase 17,270 shares of its common stock at an exercise price of $619.56 per share approximating fair market value (the "IPC Options"). The IPC Option Plan also provided IPC and the participants with certain rights to exchange options to purchase IPC's common stock for options to purchase the Company's common stock.

     On January 1, 1996, the IPC Option Plan was amended and extended to grant an additional 6,908 options subject to vesting over three years from January 1, 1996, and such options were available to be earned based on operating income, as defined. The provisions of the options were substantially the same as the previously issued options.

     On September 30, 1997, earned and vested IPC Options exercisable for 16,321 shares of IPC's common stock (comprising all of the IPC Options outstanding on such date) were exchanged for 2,114,133 newly issued shares of the Company's common stock and newly issued nonqualified stock options exercisable for 817,067 shares of the Company's common stock at an option price of $16.00 (fair market value at the date of grant). Such options expire in 2007 and, as of December 31, 1997, all of these options were outstanding and exercisable. The Company recorded a nonrecurring compensation charge in connection with the above exchange. See Note 9 -- Special Charges.

  SFAS 123 Disclosures

     The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of such statement, the Company is required to at least disclose the pro forma impact of recognizing compensation expense for the fair value of those options granted since January 1, 1996. Under the provisions of SFAS No. 123, the Company has not recognized any compensation cost for stock option plans. On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                               1997      1996
                                                               ----      ----
Net income (loss)..........................................  $(17,224)  $8,548
                                                             ========   ======
Earnings (loss) per share..................................    $(1.35)   $0.83
                                                             ========   ======

     During 1997, the Company's pro forma net income was determined under the assumption that options granted in exchange for the IPC Options were fully earned and vested and the options granted under the 1997 Stock Incentive Plan were fully earned with equal vesting over the three years from September 30, 1997. The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following weighted-average assumptions for options earned in 1997: dividend yield of 0.00%; expected volatility of 21.25%; risk-free interest rate of 5.91%; and expected lives of 3 years.

     During 1996, the Company's pro forma net income was determined under the assumption that all applicable options were earned when available with equal vesting over the three years from January 1, 1996. The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing

                           IVEX PACKAGING CORPORATION
model and utilized the following weighted-average assumptions for options earned in 1996: dividend yield of 0.00%; expected volatility of 22.63%; risk-free interest rate of 5.28%; and expected lives of 3 years.

  The Incentive Agreement

     IPC also entered into a special incentive agreement (the "Incentive Agreement") with certain key executives, effective January 1, 1993. The Incentive Agreement provided for a special incentive payment of up to $2,250 upon the occurrence of certain events as defined in the Incentive Agreement. During 1995, management earned all of the special incentive payment and, accordingly, IPC recorded expense of $2,250. As of December 31, 1996, all amounts to be paid pursuant to the terms of the Incentive Agreement have been paid. See Note 9 -- Special Charges.

NOTE 9 -- SPECIAL CHARGES:

     During the third quarter of 1997, the Company recorded a nonrecurring non-cash compensation charge of $53,329 in connection with the Company's conversion, pursuant to the IPC Option Plan, of the IPC Options into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33,826 associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19,503 associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the loans made to them by the Company. As of December 31, 1997, the balance of this management compensation accrual is $18,641 (including the current portion of approximately $2,000). Such loans were made to senior management pursuant to the IPC Option Plan to enable them to pay their individual income taxes payable in connection with the conversion of the IPC Options. These loans bear interest at the minimum applicable federal rate at the date of funding (approximately 6.7%) and are secured only by the newly issued shares of stock exchanged for the IPC options and are nonrecourse to any other personal assets. As of December 31, 1997, the Company had funded $11,135 of such loans.

     During the fourth quarter of 1995, the Company recorded the following special charges: $2,250 associated with the Incentive Agreement, $1,950 of costs related to an attempted initial public equity offering and a reduction of land value of $760 associated with a donation of land to the Village of Chagrin Falls, Ohio.

NOTE 10 -- RELATED PARTY TRANSACTIONS:

     The Company paid a management fee to Acadia of $400 in 1997, 1996 and 1995. In addition, in connection with the Company's initial public offering, the Company paid a one-time $500 fee to Acadia and certain related investors.

     Pursuant to a consulting agreement, Nicolaus Paper Inc. ("Nicolaus") pays IPC a performance-based consulting fee in an annual amount between $250 and $500 for certain services rendered to Nicolaus by IPC. During 1997, the Company recorded consulting fee income of $350 related to this agreement. Additionally, during 1997 the Company purchased $1,867 of paper at market prices from Nicolaus. Certain executive officers and directors of the Company together with certain members of management of Oak Hill Partners, Inc. (Acadia's investment advisor) own substantially all of the outstanding common stock of Nicolaus.

NOTE 11 -- COMMITMENTS:

     IPC leases certain of its facilities and equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements that IPC pay taxes, insurance and maintenance

                           IVEX PACKAGING CORPORATION
costs. Approximate future minimum annual rental payments under non-cancelable operating lease agreements are as follows:

1998........................................................  $4,598
1999........................................................   4,268
2000........................................................   3,306
2001........................................................   8,336
2002........................................................     793
Thereafter..................................................     300

     Rent expense under operating leases included in the accompanying statement of operations aggregated approximately $6,832, $4,954 and $4,339 during 1997, 1996 and 1995, respectively.

NOTE 12 -- EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT:

     An extraordinary loss of $26,730 (net of tax benefit of $15,035) was recorded in the consolidated statements of operations for the year ended December 31, 1997. This loss consists of $32,374 of premiums paid to retire the 13 1/4% Discount Debentures and the 12 1/2% Subordinated Notes, the write-off of $8,177 of deferred financing costs related to the retired debt and the refinancing of the Company's existing credit facility, and $1,214 of expenses incurred to retire the debt.

     Deferred financing costs of $2,359 written off in connection with the refinancing of IPC's senior credit facility are presented as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1995.

NOTE 13 -- ACQUISITIONS:

     On January 17, 1997, the Company purchased substantially all of the assets, excluding accounts receivable, of the oriented polystyrene ("OPS") business of Viskase Limited located in Sedgefield, England for $11,907. On February 21, 1997, the Company purchased all of the outstanding common stock of M&R Plastics, Inc. ("M&R") located in Laval, Quebec for $18,651, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The OPS business of Viskase and M&R are integrated producers and converters of OPS sheet with primary applications in food packaging markets. On August 8, 1997, the Company purchased all of the outstanding common stock of AVPEX International Corporation ("AVP") located in Newcastle, Canada for $8,103, including the repayment of certain indebtedness of AVP and related fees and expenses. AVP extrudes and converts OPS film with applications primarily in windows for envelopes and folding cartons. On November 3, 1997, the Company purchased all of the outstanding common stock of Crystal Thermoplastics, Inc. ("Crystal") of Cumberland, Rhode Island for $4,067 (plus assumed debt of $1,468). Crystal manufactures thermoformed plastic packaging for the medical and electronics markets. The purchase price of M&R, AVP and Crystal may be increased if certain performance targets are met over the next one to three years.

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

     The acquired businesses were financed through revolving credit borrowings under the Company's senior credit facility. All of these acquisitions were accounted for as a purchase; accordingly, the purchase price was allocated to the specific assets acquired and liabilities assumed based upon their fair value at date of acquisition. The Company's consolidated financial statements for 1997 and 1996 include the results of operations and cash flows of these acquisitions from the purchase date. Adjusting for the full year effect of the

                           IVEX PACKAGING CORPORATION
acquisitions, unaudited pro forma net sales would have been approximately $18,000 and $81,000 higher than the Company's reported net sales in 1997 and 1996, respectively. Unaudited pro forma net income (loss) before extraordinary loss and net income (loss) are not materially different than the Company's reported results. The unaudited pro forma results of operations were prepared as if these acquisitions had occurred as of the beginning of 1996, after giving effect for certain adjustments. These unaudited pro forma results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the year, or of results which may occur in the future.

NOTE 14 -- FOREIGN OPERATIONS:

     The Company has operations in the United States, Canada and the United Kingdom. The following table allocates net sales, operating income and identifiable assets between U.S. operations and non U.S. operations.

                                                                  1997        1996        1995
                                                                  ----        ----        ----
Net sales:
  United States.............................................    $469,323    $432,242    $431,356
  Foreign subsidiaries......................................      69,152      19,565      20,213
                                                                --------    --------    --------
                                                                $538,475    $451,807    $451,569
                                                                ========    ========    ========
Operating income:
  United States.............................................    $  1,289    $ 51,264    $ 21,395
  Foreign subsidiaries......................................       5,007       1,036         863
                                                                --------    --------    --------
                                                                $  6,296    $ 52,300    $ 22,258
                                                                ========    ========    ========
Identifiable assets:
  United States.............................................    $356,589    $302,755    $284,367
  Foreign subsidiaries......................................      71,134      13,146      10,544
                                                                --------    --------    --------
                                                                $427,723    $315,901    $294,911
                                                                ========    ========    ========

NOTE 15 -- GOODWILL:

     During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units -- masking, graphics and other protective products.

     Consistent with its accounting policy for goodwill and long-lived assets at that time, the Company made a reassessment of its remaining goodwill, all of which pertained to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results. The Company segregated the assets and cash flows of these three operating units to the lowest level for which cash flows are identifiable and independent of one another at that time. In order to evaluate its goodwill impairment, the Company projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. The Company then discounted such cash flows at a rate of 16 1/2% which it believed was commensurate with the risk involved. The Company selected a pre-tax weighted average cost of capital (reflective of comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business groups' working capital and net book value of fixed assets. Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover

                           IVEX PACKAGING CORPORATION
each of such businesses' goodwill. Accordingly, the Company recorded an impairment of $13,471 during the second quarter of 1995.

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

NOTE 16 -- UNAUDITED QUARTERLY RESULTS:

     Summarized unaudited quarterly data for the years ended December 31, 1997 and 1996 are as follows:

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1997        1997         1997          1997(A)
                                                  ---------   --------   -------------   ------------
Net sales.......................................  $127,864    $136,170     $137,448        $136,993
Gross Profit....................................    26,370      29,991       32,202          31,097
Income (loss) from operations...................    11,780      14,602      (36,710)         16,624
Income (loss) before extraordinary loss.........       324       2,363      (17,890)          5,663
Net income (loss)...............................       324       2,363      (17,890)        (21,067)
Earnings (loss) per share: (b)
  Income (loss) before extraordinary loss.......     $0.03       $0.23       $(1.72)          $0.28
  Net income (loss).............................     $0.03       $0.23       $(1.72)         $(1.06)

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1996        1996         1996            1996
                                                  ---------   --------   -------------   ------------
Net sales.......................................  $104,216    $106,227     $118,652        $122,712
Gross Profit....................................    21,452      24,323       26,589          28,019
Income from operations..........................    10,194      13,191       14,194          14,721
Net income (loss)...............................      (791)      2,515        3,289           3,655
Earnings (loss) per share:
  Net income (loss).............................    $(0.07)      $0.24        $0.32           $0.35

-------------------------
(a) Reflects the extraordinary loss on extinguishment of debt in the quarter ended December 31, 1997 (see Note 12).

(b) As a result of the initial public offering in the quarter ended December 31, 1997, the sum of the earnings per share for the four quarters of 1997, which is based on weighted average shares outstanding during each quarter, does not equal earnings per share for the year.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                                ----        ----
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $       9   $      27
                                                              ---------   ---------
     Total current assets...................................          9          27
Investment in subsidiary....................................     73,418      73,418
Due from IPC, Inc...........................................     13,694
Debt issue costs, net.......................................                  2,419
                                                              ---------   ---------
     Total assets...........................................  $  87,121   $  75,864
                                                              =========   =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Long-term debt..............................................  $           $ 106,139
                                                              ---------   ---------
Stockholders' equity (deficit):
  Common stock, $.01 par value -- 45,000,000 shares
     authorized; 20,426,666 and 10,352,533 shares issued and
     outstanding............................................        204          11
  Paid in capital in excess of par value....................    328,322     177,375
  Accumulated deficit.......................................   (241,405)   (207,661)
                                                              ---------   ---------
     Total stockholders' equity (deficit)...................     87,121     (30,275)
                                                              ---------   ---------
  Total liabilities and stockholders' equity (deficit)......  $  87,121   $  75,864
                                                              =========   =========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
Interest expense............................................    $ 11,447    $ 13,075    $ 11,508
                                                                --------    --------    --------
Loss before extraordinary loss..............................     (11,447)    (13,075)    (11,508)
Extraordinary loss..........................................     (22,297)
                                                                --------    --------    --------
Net loss....................................................    $(33,744)   $(13,075)   $(11,508)
                                                                ========    ========    ========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK        PAID IN CAPITAL                   STOCKHOLDERS'
                                         --------------------     IN EXCESS OF      ACCUMULATED       EQUITY
                                           SHARES      AMOUNT       PAR VALUE         DEFICIT        (DEFICIT)
                                           ------      ------    ---------------    -----------    -------------
Balance at December 31, 1994.........     1,072,246     $ 11        $177,375         $(183,078)      $ (5,692)
  Net loss...........................                                                  (11,508)       (11,508)
                                         ----------     ----        --------         ---------       --------
Balance at December 31, 1995.........     1,072,246       11         177,375          (194,586)       (17,200)
  Net loss...........................                                                  (13,075)       (13,075)
                                         ----------     ----        --------         ---------       --------
Balance at December 31, 1996.........     1,072,246       11         177,375          (207,661)       (30,275)
  Issuance of management shares......       218,968        2          33,824                           33,826
  Common stock split.................    11,175,452      112            (112)
  Issuance of common stock...........     7,960,000       79         117,235                          117,314
  Net loss...........................                                                  (33,744)       (33,744)
                                         ----------     ----        --------         ---------       --------
Balance at December 31, 1997.........    20,426,666     $204        $328,322         $(241,405)      $ 87,121
                                         ==========     ====        ========         =========       ========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1997         1996        1997
                                                                  ----         ----        ----
Cash flows used by operating activities:
  Net loss..................................................    $ (33,744)   $(13,075)   $(11,508)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Amortization of debt issue costs..........................          207         264         264
  Non-cash interest.........................................       11,223      12,801      11,232
  Extraordinary loss........................................       22,297
                                                                ---------    --------    --------
                                                                      (17)        (10)        (12)
Cash flows from financing activities:
  Proceeds from issuance of stock...........................      117,314
  Redemption of 13 1/4% discount debentures.................     (117,363)
  Debt redemption costs.....................................      (20,084)
  Transfer from IPC, Inc....................................       20,132
                                                                ---------    --------    --------
       Net cash used by financing activities................           (1)
                                                                ---------    --------    --------
  Net decrease in cash and cash equivalents.................          (18)        (10)        (12)
  Cash and cash equivalents at beginning of period..........           27          37          49
                                                                ---------    --------    --------
  Cash and cash equivalents at end of period................    $       9    $     27    $     37
                                                                =========    ========    ========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                       BEGINNING                                    ENDING
                    DESCRIPTION                         BALANCE     ADDITIONS    DEDUCTIONS         BALANCE
                    -----------                        ---------    ---------    ----------         -------
Accounts receivable -- allowance for doubtful
  accounts:
  1995.............................................     $ 1,445       $ 943       $   (376)(1)      $ 2,012
  1996.............................................       2,012         281           (213)(1)        2,080
  1997.............................................       2,080       1,050           (586)(1)        2,544
Income Taxes -- valuation allowance:
  1995.............................................      19,872       4,028             --           23,900
  1996.............................................      23,900          --         (5,710)          18,190
  1997.............................................      18,190          --        (15,890)(2)        2,300

-------------------------
(1) Accounts charged off, less recoveries.

(2) Reflects the utilization of net operating loss carryovers for a portion of 1997 and the reversal of $13,200 of valuation allowance during the third quarter of 1997.

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                           DESCRIPTION OF DOCUMENT                         PAGE
-------                          -----------------------                     ------------
   3.1    --   Amended and Restated Certificate of Incorporation of Ivex
               Packaging Corporation ("Holdings" or "Ivex")
   3.2    --   Amended By-Laws of Ivex
   3.3    --   Form of Certificate of Elimination of Senior Cumulative
               Exchangeable Preferred Stock of Ivex
   4.1    --   Form of Registration Rights Agreement, dated as of September
               30, 1997, among Ivex, Acadia Partners, L.P., and the other stockholders party thereto
  *4.2    --   Amended and Restated Credit Agreement, dated as of October
               2, 1997, by and among IPC, Ivex, NationsBank, N.A. and
               Bankers Trust, as agents, and the guarantees and lenders
               identified on the signature pages thereto
  *4.3    --   Form of Amended and Restated Pledge Agreement, dated as of
               October 2, 1997, among Ivex, IPC, certain of IPC's
               subsidiaries and NationsBank, N.A., and Bankers Trust
               Company, as agents
  *4.4    --   Form of Amended and Restated Security Agreement, dated as of
               October 2, 1997, among Ivex, IPC, and certain of IPC's
               subsidiaries and NationsBank, N.A., and Bankers Trust
               Company, as agents
  *4.5    --   Form of Amended and Restated Mortgage and Security Agreement
  10.1    --   Form of Ivex Senior Management Annual Incentive Plan(1)
  10.2    --   Form of Executive Deferred Compensation Plan(1)
  10.3    --   Form of Trust Agreement, dated October 17, 1996, between
               IPC, Inc. and the trustee thereof relating to executive
               deferred compensation(1)
  10.4    --   Form of IPC Stock Option and Purchase Agreement, dated as of
               January 1, 1993, among IPC, Ivex, Acadia Partners, L.P. and each of certain senior managers of IPC with the Ivex Stock
               Option and Purchase Agreement attached thereto(1)
  10.5    --   Form of Amended and Restated IPC Stock Option and Purchase
               Agreement and Amended and Restated Ivex Stock Option and
               Purchase Agreement, each dated as of January 1, 1996(1)
  10.6    --   IPC Retirement Plan and Trust, as amended and Restated May
               1, 1992(1)
  10.7    --   Amended and Restated Employment Agreement, dated as of May
               30, 1996, between George V. Bayly and IPC(1)
  10.8    --   Employment Agreement, dated as of December 31, 1992, between
               IPC and Frank V. Tannura(1)
  10.9    --   Amendment No. 1, dated as of September 11, 1995, to the
               Employment Agreement, dated as of December 31, 1992, between
               IPC and Frank V. Tannura(1)
  10.10   --   Amendment No. 2 to Employment Agreement, dated May 30, 1996, between IPC and Frank V. Tannura(1)
  10.11   --   Form of Severance Agreement between the Company and certain named executive officers(1)
  10.12   --   Form of Ivex Packaging Corporation 1997 Long-Term Stock
               Incentive Plan(1)
 *10.13   --   Form of Senior Management's Promissory Note to IPC(1)
  10.14   --   Loan Agreement, dated as of December 1, 1987, between the
               County of Kankakee, Illinois and Ivex of Delaware, Inc.
               (n/k/a IPC, Inc.)

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                           DESCRIPTION OF DOCUMENT                         PAGE
-------                          -----------------------                     ------------
  10.15   --   Loan Agreement, dated as of June 1, 1988, between the
               Development Authority of Morgan County and Ivex of Delaware,
               Inc. (n/k/a IPC, Inc.)
  10.16   --   Loan Agreement, dated as of October 1, 1987, between the
               County of Will, Illinois and LPX, Inc. (n/k/a IPC, Inc.)
  10.17   --   Loan Agreement, dated as of April 1, 1988, between the
               Illinois Development Finance Authority and Ivex of Delaware,
               Inc. (n/k/a IPC, Inc.)
  10.18   --   Indenture of Trust, dated as of March 1, 1989, between
               Marine Midland Bank, N.A. and Ivex of Delaware, Inc. (n/k/a
               IPC, Inc.)
  10.19   --   Loan Agreement, dated November 1, 1985, between the Village of Bridgeview, Illinois and L&CP Corporation (n/k/a IPC,
               Inc.)
  10.20   --   Loan Agreement, dated as of June 1, 1988, between City of
               Troy, Ohio and L&CP Corporation (n/k/a IPC, Inc.)
  10.21   --   Lease Agreement, dated as of December 5, 1996, between State
               Street Bank and Trust Company and IPC
  10.22   --   Lease, dated as of October 4, 1988, between Seymour C.
               Graham and Kama Corporation (n/k/a IPC, Inc)
  10.23   --   Amendment to Lease, dated as of December 20, 1988, between
               Seymour C. Graham and Kama Corporation (n/k/a IPC, Inc.)
  10.24   --   Lease, dated June 20, 1995, between Howard H. Gelb and
               Eunice Gelb and Kama Corporation (n/k/a IPC, Inc.)
 *10.25   --   Industrial Building Lease, dated January 8, 1998, between
               Arapahoe Properties, L.L.C. and Packaging Products, Inc.
  10.26   --   Lease, dated as of September 11, 1996, by and between Joseph
               P. Bennett and Trio Products, Inc.
  10.27   --   Installment Sales Agreement, dated as of December 12, 1990, between Grove City Industrial Development Corporation and
               Ivex Converted Products Corporation (n/k/a IPC, Inc.)
  10.28   --   Tax Sharing Agreement, dated as of December 17, 1992,
               between Ivex and IPC and certain of IPC's subsidiaries
  10.29   --   Agreement and Plan of Merger, dated as of May 17, 1996 (as amended), among IPC, CFI Industries, Inc. and Equity
               Partners
  10.30   --   Form of Voting Agreement among Acadia, certain related
               investors and certain members of Ivex Management
  21.1    --   Subsidiaries of Ivex
 *23.1    --   Consent of Price Waterhouse LLP
  27      --   Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
               only and not filed.

-------------------------
(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

*    Filed herewith.

                                   * * * * *