Form 10-Q
period 1998-03-31
IVEX PACKAGING CORP /DE/
filed 1998-04-28
CIK 900367

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

                           -------------------------

For the Quarter Ended March 31, 1998             Commission File Number 33-60714

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

     Yes  X   No ____

     At April 28, 1998, there were 20,431,268 shares of common stock, par value $0.01 per share, outstanding.
================================================================================

                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1998          1997
                                                                   ---------   ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................       $   6,749    $   5,989
  Accounts receivable trade, net of allowance...............          69,713       64,952
  Inventories...............................................          66,306       59,706
  Prepaid expenses and other................................           4,625        5,759
                                                                   ---------    ---------
         Total current assets...............................         147,393      136,406
                                                                   ---------    ---------
Property, Plant and Equipment:
  Buildings and improvements................................          57,099       56,336
  Machinery and equipment...................................         272,700      272,602
  Construction in progress..................................          13,905        9,225
                                                                   ---------    ---------
                                                                     343,704      338,163
  Less -- Accumulated depreciation..........................        (155,536)    (149,207)
                                                                   ---------    ---------
                                                                     188,168      188,956
  Land......................................................           9,188        9,077
                                                                   ---------    ---------
         Total property, plant and equipment................         197,356      198,033
                                                                   ---------    ---------
Other Assets:
  Goodwill, net of accumulated amortization.................          34,654       35,278
  Deferred income taxes.....................................          34,449       36,647
  Management receivable.....................................          14,761       11,135
  Miscellaneous.............................................          10,261       10,224
                                                                   ---------    ---------
         Total other assets.................................          94,125       93,284
                                                                   ---------    ---------
Total Assets................................................       $ 438,874    $ 427,723
                                                                   =========    =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current installments of long-term debt....................       $  21,561    $  19,744
  Accounts payable..........................................          38,833       38,675
  Accrued salary and wages..................................           9,105        9,114
  Self insurance reserves...................................           6,812        6,799
  Accrued rebates and discounts.............................           4,035        4,596
  Accrued interest..........................................           4,261        4,191
  Other accrued expenses....................................          12,229       11,546
                                                                   ---------    ---------
         Total current liabilities..........................          96,836       94,665
                                                                   ---------    ---------
Long-Term Debt..............................................         325,201      319,055
                                                                   ---------    ---------
Other Long-Term Liabilities.................................          20,895       21,868
                                                                   ---------    ---------
Deferred Income Taxes.......................................           4,216        4,304
                                                                   ---------    ---------
Commitments.................................................
                                                                   ---------    ---------
Stockholders' Deficit:
  Common stock, $.01 par value -- 45,000,000 shares
    authorized; 20,426,666 shares issued and outstanding at
    March 31, 1998 and December 31, 1997....................             204          204
  Paid in capital in excess of par value....................         328,285      328,322
  Accumulated deficit.......................................        (334,521)    (339,836)
  Accumulated other comprehensive income (loss).............          (2,242)        (859)
                                                                   ---------    ---------
         Total stockholders' deficit........................          (8,274)     (12,169)
                                                                   ---------    ---------
Total Liabilities and Stockholders' Deficit.................       $ 438,874    $ 427,723
                                                                   =========    =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    QUARTER ENDED MARCH 31,
                                                                   -------------------------
                                                                      1998          1997
                                                                      ----          ----
Net sales...................................................       $   136,168   $   127,864
Cost of goods sold..........................................           104,671       101,494
                                                                   -----------   -----------
Gross profit................................................            31,497        26,370
                                                                   -----------   -----------
Operating expenses:
  Selling...................................................             7,286         6,137
  Administrative............................................             8,538         8,282
  Amortization of intangibles...............................               316           171
                                                                   -----------   -----------
Total operating expenses....................................            16,140        14,590
                                                                   -----------   -----------
Income from operations......................................            15,357        11,780
Interest expense............................................             6,497        11,129
                                                                   -----------   -----------
Income before income taxes..................................             8,860           651
Income tax provision........................................             3,545           327
                                                                   -----------   -----------
Net income..................................................       $     5,315   $       324
                                                                   ===========   ===========
Earnings per share:
  Basic:
     Net income.............................................       $      0.26   $      0.03
                                                                   ===========   ===========
     Weighted average shares outstanding....................        20,426,666    10,352,533
                                                                   ===========   ===========
  Diluted:
     Net income.............................................       $      0.26   $      0.03
                                                                   ===========   ===========
     Weighted average shares outstanding....................        20,651,819    10,352,533
                                                                   ===========   ===========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         PAID IN                     ACCUMULATED
                                    COMMON STOCK         CAPITAL                        OTHER
                                 -------------------   IN EXCESS OF   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES     AMOUNT    PAR VALUE       DEFICIT     INCOME (LOSS)      DEFICIT      INCOME (LOSS)
                                   ------     ------   ------------   -----------   -------------   -------------   -------------
Balance at December 31, 1996...   1,072,246    $ 11      $177,375      $(303,566)      $(1,164)       $(127,344)
  Issuance of management
    shares.....................     218,968       2        33,824                                        33,826
  Common stock split...........  11,175,452     112          (112)
  Issuance of common stock.....   7,960,000      79       117,235                                       117,314
  Net loss.....................                                          (36,270)                       (36,270)      $(36,270)
  Other comprehensive income
    (foreign currency
    translation adjustment)....                                                            305              305            305
                                                                                                                      --------
  Comprehensive income
    (loss).....................                                                                                       $(35,965)
                                 ----------    ----      --------      ---------       -------        ---------       ========
Balance at December 31, 1997...  20,426,666     204       328,322       (339,836)         (859)         (12,169)
  Other........................                               (37)                                          (37)
  Net income...................                                            5,315                          5,315       $  5,315
  Other comprehensive income
    (foreign currency
    translation adjustment)....                                                         (1,383)          (1,383)        (1,383)
                                                                                                                      --------
  Comprehensive income
    (loss).....................                                                                                       $  3,932
                                 ----------    ----      --------      ---------       -------        ---------       ========
Balance at March 31, 1998......  20,426,666    $204      $328,285      $(334,521)      $(2,242)       $  (8,274)
                                 ==========    ====      ========      =========       =======        =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               1998           1997
                                                               ----           ----
Cash flows from operating activities:
  Net income................................................  $ 5,315       $    324
     Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation of properties...........................    6,904          6,053
       Amortization of intangibles and debt issue costs.....      494            536
       Non-cash interest....................................                   3,425
       Deferred income taxes................................    2,198
                                                              -------       --------
                                                               14,911         10,338
     Change in operating assets and liabilities:
       Accounts receivable..................................   (5,007)        (6,796)
       Inventories..........................................   (6,798)        (2,150)
       Prepaid expenses and other assets....................    1,133          1,034
       Accounts payable.....................................      330         (6,561)
       Accrued expenses and other liabilities...............     (912)         1,728
                                                              -------       --------
          Net cash from (used by) operating activities......    3,657         (2,407)
                                                              -------       --------
Cash flows from financing activities:
  Payment of senior credit facility.........................   (4,125)        (1,250)
  Proceeds from revolving credit facility...................   12,200         44,900
  Management loan...........................................   (3,626)
  Payment of debt issue costs...............................     (140)          (210)
  Other, net................................................     (253)          (406)
                                                              -------       --------
          Net cash from financing activities................    4,056         43,034
                                                              -------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................   (6,652)        (5,479)
  Acquisitions..............................................                 (30,558)
  Other, net................................................     (301)          (104)
                                                              -------       --------
          Net cash used by investing activities.............   (6,953)       (36,141)
                                                              -------       --------
Net increase in cash and cash equivalents...................      760          4,486
Cash and cash equivalents at beginning of period............    5,989          2,822
                                                              -------       --------
Cash and cash equivalents at end of period..................  $ 6,749       $  7,308
                                                              =======       ========
Supplemental cash flow disclosures:
  Cash paid during the period for:
     Interest...............................................  $ 6,474       $  2,384
     Income taxes...........................................    1,875            349

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ACCOUNTING AND REPORTING POLICIES

     In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

     The Company's accounting and reporting policies are summarized in Note 2 to the consolidated financial statements of the Ivex Form 10-K.

  Accounts Receivable

     Accounts receivable at March 31, 1998 and December 31, 1997 consist of the following:

                                                        MARCH 31,       DECEMBER 31,
                                                          1998              1997
                                                        ---------       ------------
Accounts receivable...................................   $72,317          $67,496
Less -- Allowance for doubtful accounts...............    (2,604)          (2,544)
                                                         -------          -------
                                                         $69,713          $64,952
                                                         =======          =======

  Inventories

     Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                                          MARCH 31,   DECEMBER 31,
                                                            1998          1997
                                                          ---------   ------------
Raw materials...........................................   $32,192      $32,200
Finished goods..........................................    34,114       27,506
                                                           -------      -------
                                                           $66,306      $59,706
                                                           =======      =======

NOTE 2 -- LONG-TERM DEBT

     At March 31, 1998 and December 31, 1997, the long-term debt of the Company was as follows:

                                                          MARCH 31,    DECEMBER 31,
                                                            1998           1997
                                                          ---------    ------------
Senior credit facility..................................  $304,950       $296,875
Industrial revenue bonds................................    39,720         39,736
Other...................................................     2,092          2,188
                                                          --------       --------
     Total debt outstanding.............................   346,762        338,799
Less -- Current installments of long-term debt..........   (21,561)       (19,744)
                                                          --------       --------
     Long-term debt.....................................  $325,201       $319,055
                                                          ========       ========

NOTE 3 -- COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of the quarter ended March 31, 1998, all such changes in equity resulted from changes in foreign currency translation adjustments.

                           IVEX PACKAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 4 -- SUBSEQUENT EVENTS

     On April 23, 1998, Ivex acquired all of the common stock of Ultra Pac, Inc. ("Ultra Pac"), a Rogers, Minnesota based specialty packaging company, for approximately $67,000. Ivex assumed approximately $18,700 of Ultra Pac indebtedness and paid fees associated with the transaction of approximately $2,300. Ultra Pac is a leading North American producer of PET food packaging that designs and manufactures plastic containers and packaging for the food industry, including supermarkets, distributors of food packaging, wholesale bakeries, produce growers, delicatessens, food processors and foodservice companies. Ultra Pac had net sales of approximately $56,700 in its fiscal year ended January 31, 1998.

     On April 23, 1998, the Company announced that it intends to file a registration statement under the Securities Act of 1933, as amended, to register approximately 500,000 shares of its common stock and approximately 4.5 million shares of common stock owned by certain selling stockholders (the "Offerings"). The net proceeds of the shares to be sold by the Company will be used to repay certain indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  Net Sales

     The Company's net sales increased by 6.5% during the first quarter of 1998 over the Company's net sales during the corresponding period in 1997 primarily as a result of the first quarter 1997 acquisition of M&R Plastics Inc., the third quarter 1997 acquisition of AVPEX International Corporation and the fourth quarter 1997 acquisition of Crystal Thermoplastics, Inc. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:

                                                               THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------
                                                                     % OF                   % OF
                                                          1998     NET SALES     1997     NET SALES
                                                          ----     ---------     ----     ---------
                                                                  (DOLLARS IN THOUSANDS)
Consumer Packaging....................................  $ 81,383      59.8     $ 72,048      56.3
Industrial Packaging..................................    54,785      40.2       55,816      43.7
                                                        --------     -----     --------     -----
     Total............................................  $136,168     100.0     $127,864     100.0
                                                        ========     =====     ========     =====

     Consumer Packaging net sales increased by 13.0% during the first quarter of 1998 from the corresponding period in 1997, primarily from incremental sales associated with the 1997 acquisitions. Additionally, the sales increase is the result of increased unit sales volume of extruded sheet and film, offset by decreased average selling prices in 1998 compared to 1997. Sales of converted plastic and paper products for food applications, excluding the sales relating to the 1997 acquisitions, increased approximately 6.5% during 1998 compared to the prior year.

     Industrial Packaging net sales decreased by 1.8% during the first quarter of 1998 from the corresponding period in 1997, primarily due to decreased unit volume of the Company's protective packaging products and slightly decreased pricing on the Company's surface protection products (primarily associated with lower raw material costs). The number of tons and average net selling price of recycled and specialty paper during the first quarter of 1998 was consistent with the prior year.

  Gross Profit

     The Company's gross profit increased 19.4% during the first quarter of 1998 compared to the corresponding period in the prior year primarily as a result of the increased sales volume, the incremental effects from the 1997 acquisitions and strong cost control across all businesses. Gross profit margin increased to 23.1% during the first quarter of 1998 compared to 20.6% during the first quarter of 1997. The increase in gross profit margin resulted from improved absorption and a favorable product mix associated with the 1997 acquisitions, improved cost control across all businesses and reduced energy costs for the Company's recycled and specialty paper business. The gross profit margin increase was partially offset by the severe weather in Canada during January, downtime on the European extrusion line for a planned upgrade and decreased profitability of the Company's polymerization operations.

  Operating Expenses

     Selling and administrative expenses increased 10.6% during the first quarter of 1998 primarily as a result of the 1997 acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.9% during the first quarter of 1998 compared to 11.4% during the same period in the prior year primarily because of the higher selling and administrative expenses associated with the Company's 1997 acquisitions and reduced sales of the Company's protective packaging products.

     Amortization of intangibles increased 84.8% during the first quarter of 1998 compared to the same period in 1997 as a result of increased goodwill and non-compete agreement amortization associated with the 1997 acquisitions.

  Income from Operations

     Income from operations was $15.4 million during the first quarter of 1998 compared to $11.8 million during the first quarter of 1997. The increase in income from operations is primarily a result of the 1997 acquisitions and improved gross profit. Operating margin was 11.3% for the first quarter of 1998 compared to operating margin of 9.2% during the first quarter of 1997. The increase in operating margin is primarily due to the increased gross profit margin partially offset by increased selling and administrative expenses as a percentage of net sales.

  Interest Expense

     Interest expense during the first quarter of 1998 was $6.5 million compared to $11.1 million during the same period in 1997. The decrease is the result of lower outstanding aggregate indebtedness and lower interest rates associated with the Company's fourth quarter 1997 initial public offering and debt refinancing.

  Income Taxes

     The Company's effective tax rate for the first quarter of 1998 was 40% reflecting an effective federal tax provision of 35% and an effective state tax provision approximating 5%. The Company's income tax provision during the first quarter of 1997 reflects primarily state and foreign tax and federal alternative minimum tax (due to federal net operating loss carryforwards).

  Net Income

     Net income increased to $5.3 million during the first quarter of 1998 compared to net income of $0.3 million in the prior year. The increase in net income is the result of the improved income from operations and decreased interest expense.

  Earnings per share

     Diluted earnings per share increased to $0.26 during the first quarter of 1998 compared to $0.03 during the first quarter of 1997. The increase is the result of the increased net income partially offset by a greater number of shares outstanding associated with the Company's fourth quarter 1997 initial public offering.

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

                                                     THREE MONTHS ENDED MARCH 31,
                                             --------------------------------------------
                                                          % OF                    % OF
                                              1998      NET SALES     1997      NET SALES
                                              ----      ---------     ----      ---------
                                                        (DOLLARS IN THOUSANDS)
Consumer Packaging.......................    $15,147      18.6       $11,220       15.6
Industrial Packaging.....................      9,103      16.6         8,327       14.9
Corporate Expense........................     (1,673)       --        (1,543)        --
                                             -------                 -------
  Total..................................    $22,577      16.6       $18,004       14.1
                                             =======                 =======

     The Company's Adjusted EBITDA increased 25.4% from $18.0 million to $22.6 million and Adjusted EBITDA margin increased from 14.1% to 16.6% during the first quarter of 1998 compared to the same period in 1997. The 35.0%, or $3.9 million, increase in Consumer Packaging's Adjusted EBITDA in the current quarter is primarily attributable to the incremental Adjusted EBITDA from the Company's 1997 acquisitions and a favorable mix of extruded sheet and film products. The increase was partially offset by reduced Adjusted EBITDA associated with the severe weather in Canada during January, downtime on the European extrusion line for a planned upgrade and decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's Adjusted EBITDA of 9.3%, or $776,000, is primarily due to decreased energy costs in the Company's recycled and specialty paper business.

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments

     The Company intends to use the proceeds of the Offerings to reduce a portion of the borrowing under the revolving portion of IPC's senior credit facility (the "Credit Facility"), including a portion of the indebtedness which the Company incurred in connection with the acquisition of Ultra Pac, the refinancing of Ultra Pac's indebtedness and related expenses. After giving effect to the completion of the Offerings and the incurrence of indebtedness related to the acquisition of Ultra Pac, at March 31, 1998, the Company would have borrowed approximately $89.6 million under its $175 million revolving Credit Facility and would have had approximately $39.2 million available under the revolving portion of the Credit Facility (taking into account letters of credit under the revolving portion of the Credit Facility). The Company is currently considering a variety of financing alternatives to increase its borrowing capacity, although there can be no assurances that the Company will successfully obtain such additional capacity.

Historical Liquidity and Capital Resources

     At March 31, 1998, the Company had cash and cash equivalents of $6.7 million and $115.6 million was available under the revolving credit portion of the Credit Facility. IPC's working capital at March 31, 1998 was $50.6 million.

     The primary short-term and long-term operating cash requirements for the Company are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Credit Facility to fund the Company's principal short-term and long-term cash requirements.

     The Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $175.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3.75 million in 1997, $16.25 million in 1998, $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003 and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of March 31, 1998, such rate is LIBOR plus 1.375%. The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of March 31, 1998, such rate is LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Credit Facility in all material respects.

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

     The Company made capital expenditures of $6.7 million and $5.5 million in the three months ended March 31, 1998 and 1997, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of March 31, 1998.

     The Company is currently undergoing an enterprise-wide assessment of its Year 2000 expenses. Currently the Company does not anticipate encountering significant problems in adapting its system to the Year 2000 nor are the incremental costs associated with becoming Year 2000 compliant considered to be material, although there can be no assurances that this will be the case.

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

April 28, 1998
(Date)