Form 10-Q
period 1998-06-30
IVEX PACKAGING CORP /DE/
filed 1998-08-13
CIK 900367

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                               ------------------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


For the Quarter Ended June 30, 1998             Commission File Number 33-60714

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

     At August 13, 1998, there were 20,931,268 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                            ASSETS                              JUNE 30,   DECEMBER 31,
                                                                  1998         1997
                                                                  ----         ----
Current Assets:
  Cash and cash equivalents .................................. $   5,405    $   5,989
  Accounts receivable trade, net of allowance ................    80,487       64,952
  Inventories ................................................    72,434       59,706
  Prepaid expenses and other .................................     6,282        5,759
                                                               ---------    ---------
    Total current assets .....................................   164,608      136,406
                                                               ---------    ---------
Property, Plant and Equipment:
  Buildings and improvements .................................    61,538       56,336
  Machinery and equipment ....................................   310,373      272,602
  Construction in progress ...................................    21,576        9,225
                                                               ---------    ---------
                                                                 393,487      338,163
  Less - Accumulated depreciation ............................  (162,053)    (149,207)
                                                               ---------    ---------
                                                                 231,434      188,956
  Land .......................................................     9,911        9,077
                                                               ---------    ---------
    Total property, plant and equipment ......................   241,345      198,033
                                                               ---------    ---------
Other Assets:
  Goodwill, net of accumulated amortization ..................    80,661       35,278
  Deferred income taxes ......................................    22,210       36,647
  Management receivable ......................................    12,091       11,135
  Miscellaneous ..............................................    12,039       10,224
                                                               ---------    ---------
    Total other assets .......................................   127,001       93,284
                                                               ---------    ---------
Total Assets ................................................. $ 532,954    $ 427,723
                                                               =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current installments of long-term debt ..................... $  23,343    $  19,744
  Accounts payable and accrued invoices ......................    37,289       38,675
  Accrued salary and wages ...................................    12,677        9,114
  Self insurance reserves ....................................     6,948        6,799
  Accrued rebates and discounts ..............................     4,937        4,596
  Accrued interest ...........................................     3,753        4,191
  Other accrued expenses .....................................    14,989       11,546
                                                               ---------    ---------
    Total current liabilities ................................   103,936       94,665
                                                               ---------    ---------
Long-Term Debt ...............................................   396,347      319,055
                                                               ---------    ---------
Other Long-Term Liabilities ..................................    18,661       21,868
                                                               ---------    ---------
Deferred Income Taxes ........................................     4,157        4,304
                                                               ---------    ---------
Stockholders' Equity (Deficit):
  Common stock, $.01 par value - 45,000,000 shares authorized;
    20,931,268 and 20,426,666 shares issued and outstanding at
    June 30, 1998 and December 31, 1997 ......................       209          204
  Paid in capital in excess of par value .....................   339,098      328,322
  Accumulated deficit ........................................  (326,091)    (339,836)
  Accumulated other comprehensive income (loss) ..............    (3,363)        (859)
                                                               ---------    ---------
    Total stockholders' equity (deficit) .....................     9,853      (12,169)
                                                               ---------    ---------
Total Liabilities and Stockholders' Equity (Deficit) ......... $ 532,954    $ 427,723
                                                               =========    =========



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Quarter Ended          Six Months Ended
                                                  June 30,                June 30,
                                           ----------------------  ----------------------
                                              1998        1997        1998        1997
                                              ----        ----        ----        ----

Net sales ...............................  $  156,619  $  136,170  $  292,787  $  264,034
Cost of goods sold ......................     118,644     106,179     223,315     207,673
                                           ----------  ----------  ----------  ----------
Gross profit ............................      37,975      29,991      69,472      56,361
                                           ----------  ----------  ----------  ----------
Operating expenses:
 Selling ................................       8,396       7,094      15,682      13,231
 Administrative .........................       9,913       7,954      18,451      16,236
 Amortization of intangibles ............         537         341         853         512
 Special benefit ........................      (2,766)                 (2,766)
                                           ----------  ----------  ----------  ----------
Total operating expenses ................      16,080      15,389      32,220      29,979
                                           ----------  ----------  ----------  ----------
Income from operations ..................      21,895      14,602      37,252      26,382
Interest expense ........................       7,673      11,676      14,170      22,805
                                           ----------  ----------  ----------  ----------
Income before income taxes ..............      14,222       2,926      23,082       3,577
Income tax provision ....................       5,792         563       9,337         890
                                           ----------  ----------  ----------  ----------
Net income ..............................  $    8,430  $    2,363  $   13,745  $    2,687
                                           ==========  ==========  ==========  ==========
Earnings per share:
 Basic:
   Net income ...........................  $     0.41  $     0.23  $     0.67  $     0.26
                                           ==========  ==========  ==========  ==========
   Weighted average shares outstanding ..  20,617,019  10,352,533  20,521,843  10,352,533
                                           ==========  ==========  ==========  ==========
 Diluted:
   Net income ...........................  $     0.40  $     0.23  $     0.66  $     0.26
                                           ==========  ==========  ==========  ==========
   Weighted average shares outstanding ..  20,881,198  10,352,533  20,766,509  10,352,533
                                           ==========  ==========  ==========  ==========








         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                 Ivex Packaging       Paid in                   Accumulated
                                                   Corporation        Capital                      Other
                                                  Common Stock      In Excess of  Accumulated  Comprehensive
                                               -------------------
                                                 Shares    Amount    Par Value      Deficit    Income (Loss)
                                               ----------  -------  ------------  -----------  -------------

Balance at December 31, 1996 ................   1,072,246  $    11   $  177,375   $  (303,566)  $   (1,164)
 Issuance of Management shares ..............     218,968        2       33,824
 Common stock split .........................  11,175,452      112         (112)
 Issuance of common stock ...................   7,960,000       79      117,235
 Net loss ...................................                                         (36,270)
 Other comprehensive income (foreign currency
  translation adjustment) ...................                                                          305

 Comprehensive income (loss) ................
                                               ----------  -------   ----------   -----------   ----------
Balance at December 31, 1997 ................  20,426,666      204      328,322      (339,836)        (859)
 Issuance of common stock ...................     500,000        5       10,702
 Exercise of common stock options ...........       4,602                    74
 Net income .................................                                          13,745
 Other comprehensive income (foreign currency
  translation adjustment) ...................                                                       (2,504)

 Comprehensive income (loss) ................
                                               ----------  -------   ----------   -----------   ----------
Balance at June 30, 1998 ....................  20,931,268  $   209   $  339,098   $  (326,091)  $   (3,363)
                                               ==========  =======   ==========   ===========   ==========

                                               Stockholders'
                                                  Equity      Comprehensive

                                                 (Deficit)    Income (Loss)
                                               -------------  -------------

Balance at December 31, 1996 ................   $  (127,344)
 Issuance of Management shares ..............        33,826
 Common stock split .........................
 Issuance of common stock ...................       117,314
 Net loss ...................................       (36,270)    $  (36,270)
 Other comprehensive income (foreign currency
  translation adjustment) ...................           305            305
                                                                ----------
 Comprehensive income (loss) ................                   $  (35,965)
                                                -----------     ==========
Balance at December 31, 1997 ................       (12,169)
 Issuance of common stock ...................        10,707
 Exercise of common stock options ...........            74
 Net income .................................        13,745     $   13,745
 Other comprehensive income (foreign currency
  translation adjustment) ...................        (2,504)        (2,504)
                                                                ----------
 Comprehensive income (loss) ................                   $   11,241
                                                -----------     ==========
Balance at June 30, 1998 ....................   $     9,853
                                                ===========


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                    1998           1997
                                                                                    ----           ----
Cash flows from operating activities:
  Net income ................................................................     $ 13,745       $  2,687
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation of properties ............................................       15,546         12,778
      Amortization of intangibles and debt issue costs ......................        1,216          1,251
      Non-cash interest .....................................................                       6,956
      Deferred income taxes .................................................        6,384
                                                                                  --------       --------
                                                                                    36,891         23,672
    Change in operating assets and liabilities:
      Accounts receivable ...................................................       (9,633)       (12,104)
      Inventories ...........................................................       (4,830)          (532)
      Prepaid expenses and other assets .....................................         (207)          (809)
      Accounts payable ......................................................       (7,193)        (5,184)
      Accrued expenses and other liabilities ................................       (3,977)        (3,774)
                                                                                  --------       --------
    Net cash from operating activities ......................................       11,051          1,269
                                                                                  --------       --------
Cash flows from financing activities:
  Proceeds from issuance of stock ...........................................       10,707
  Payment of debt ...........................................................      (26,617)        (2,500)
  Proceeds from revolving credit facility ...................................       89,400         49,200
  Issuance of management loans ..............................................       (3,682)
  Repayment of management loans .............................................        2,726
  Payment of debt issue costs ...............................................         (169)          (327)
  Other, net ................................................................         (540)          (430)
                                                                                  --------       --------
    Net cash from financing activities ......................................       71,825         45,943
                                                                                  --------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment .................................      (15,937)       (10,984)
  Acquisitions ..............................................................      (67,625)       (30,558)
  Other, net ................................................................          102           (147)
                                                                                  --------       --------
    Net cash used by investing activities ...................................      (83,460)       (41,689)
                                                                                  --------       --------
Net increase (decrease)  in cash and cash equivalents .......................         (584)         5,523
Cash and cash equivalents at beginning of period ............................        5,989          2,822
                                                                                  --------       --------
Cash and cash equivalents at end of period ..................................     $  5,405       $  8,345
                                                                                  ========       ========

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest ................................................................     $ 14,762       $ 15,222
    Income taxes ............................................................        2,330          1,072






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

  Accounts Receivable

     Accounts receivable at June 30, 1998 and December 31, 1997 consist of the following:

                                                      June 30,   December 31,
                                                        1998         1997
                                                        ----         ----
     Accounts receivable.........................    $ 83,481      $ 67,496
     Less - Allowance for doubtful accounts......      (2,994)       (2,544)
                                                     --------      --------
                                                     $ 80,487      $ 64,952
                                                     ========      ========

  Inventories

     Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                                      June 30,   December 31,
                                                        1998         1997
                                                        ----         ----
     Raw materials...............................    $ 34,782      $ 32,200
     Finished goods..............................      37,652        27,506
                                                     --------      --------
                                                     $ 72,434      $ 59,706
                                                     ========      ========

NOTE 2 - LONG TERM DEBT

     At June 30, 1998 and December 31, 1997, the long-term debt of the Company was as follows:

                                                             June 30,   December 31,
                                                               1998         1997
                                                               ----         ----
     Senior credit facility .............................    $378,025     $296,875
     Industrial revenue bonds ...........................      39,704       39,736
     Other ..............................................       1,961        2,188
                                                             --------     --------
        Total debt outstanding ..........................     419,690      338,799
     Less - Current installments of long-term debt ......     (23,343)     (19,744)
                                                             --------     --------
        Long-term debt ..................................    $396,347     $319,055
                                                             ========     ========

NOTE 3 - COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of the quarter ended June 30, 1998, all such changes in equity resulted from changes in foreign currency translation adjustments.

NOTE 4 - SECONDARY OFFERING AND SPECIAL BENEFIT

     On May 27, 1998, Ivex completed a secondary offering (the "Offering") of 4,000,000 shares of common stock of the Company. In the Offering, the Company sold to the underwriters 500,000 previously unissued shares of common stock at an offering price of $24.00 per share yielding net proceeds of $10,707. Other selling stockholders, including members of Ivex management (the "Management Stockholders"), sold 3,500,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by such selling stockholders. The proceeds of the Offering were used to pay down borrowings under the Company's revolving credit facility.

     In conjunction with the sale of their stock in the Offering, the Management Stockholders repaid loans from the Company aggregating $2,726. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to a stock option plan (the "IPC Option Plan") to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. In addition, during the fourth quarter of 1997, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2,766 during the second quarter.

NOTE 5 - ULTRA PAC ACQUISITION

     On April 23, 1998, Ivex acquired all of the common stock of Ultra Pac, Inc. ("Ultra Pac"), a Rogers, Minnesota based specialty packaging company, for $67,625. In addition, Ivex assumed approximately $18,700 of Ultra Pac indebtedness and paid fees associated with the transaction of approximately $2,500. Ultra Pac is a leading North American producer of PET food packaging that designs and manufacturers plastic containers and packaging for the food industry, including supermarkets, distributors of food packaging, wholesale bakeries, produce growers, delicatessens, food processors and foodservice companies.

     The Ultra Pac acquisition was financed through revolving credit borrowings under the Company's senior credit facility. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the specific assets acquired and liabilities assumed based upon their fair value at the date of acquisition. The Company's consolidated financial statements for 1998 include the results of operations and cash flows of Ultra Pac from the purchase date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Net Sales

     The Company's net sales increased by 15.0% during the second quarter of 1998 over the Company's net sales during the corresponding period in 1997 primarily as a result of the second quarter 1998 acquisition of Ultra Pac, the third quarter 1997 acquisition of AVPEX International Corporation ("AVP") and the fourth quarter 1997 acquisition of Crystal Thermoplastics, Inc ("Crystal"). Additionally, the increased net sales resulted from increased units sales volume of extruded sheet and film, partially offset by decreased Industrial Packaging sales. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                          Three Months Ended June 30,
                                 ----------------------------------------------
                                             (dollars in thousands)
                                              % of                      % of
                                   1998     Net Sales       1997      Net Sales
                                 ---------  ---------    ----------   ---------
     Consumer Packaging ......   $ 104,114     66.5      $   80,866      59.4
     Industrial Packaging ....      52,505     33.5          55,304      40.6
                                 ---------    -----      ----------     -----
       Total .................   $ 156,619    100.0      $  136,170     100.0
                                 =========    =====      ==========     =====


     Consumer Packaging net sales increased by 28.7% during the second quarter of 1998 from the corresponding period in 1997, primarily from incremental sales associated with Ultra Pac and the 1997 acquisitions. Additionally, the sales increase is the result of increased unit sales volume of extruded sheet and film, partially offset by decreased average selling prices in 1998 compared to 1997. Sales of converted plastic and paper products for food applications, excluding the sales relating to Ultra Pac, increased approximately 5.6% during the second quarter of 1998 compared to the corresponding period in the prior year.

     Industrial Packaging net sales decreased by 5.1% during the second quarter of 1998 from the corresponding period in 1997, primarily due to decreased unit volume of the Company's protective packaging and surface protection products. The number of tons and average net selling price of recycled and specialty paper sold during the second quarter of 1998 decreased 2.2% and 2.3%, respectively, compared to the second quarter of 1997.

  Gross Profit

     The Company's gross profit increased 26.6% during the second quarter of 1998 compared to the corresponding period in the prior year primarily as a result of the increased sales volume, the incremental effects from Ultra Pac and the 1997 acquisitions and reduced raw material costs in all businesses. Gross profit margin increased to 24.2% during the second quarter of 1998 compared to 22.0% during the second quarter of 1997. The increase in gross profit margin primarily resulted from the reduced raw material costs in all businesses and improved absorption, resulting from the increased extruded sheet and film sales, in the Consumer Packaging product group.

  Operating Expenses

     Selling and administrative expenses increased 21.7% during the second quarter of 1998 primarily as a result of the Ultra Pac acquisition. As a percentage of net sales, selling and administrative expenses increased to 11.7% during the second quarter of 1998 compared to 11.1% during the same period in the prior year primarily because of the higher selling and administrative expenses associated with the Ultra Pac acquisition and reduced sales of the Company's Industrial Packaging products group.

     Amortization of intangibles increased 57.5% during the second quarter of 1998 compared to the same period in 1997 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

  Special Benefit

     In conjunction with the sale of their stock in the Offering, the Management Stockholders repaid loans from the Company aggregating $2,726. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. In addition, during the fourth quarter of 1997, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2,766 during the second quarter.

  Income from Operations

     Income from operations was $21.9 million during the second quarter of 1998 compared to $14.6 million during the second quarter of 1997. The increase in income from operations is primarily a result of the special benefit and improved gross profit. Operating margin was 14.0% for the second quarter of 1998 compared to operating margin of 10.7% during the second quarter of 1997. The increase in operating margin is primarily due to the special benefit and the increased gross profit margin. Excluding the special benefit, income from operations and operating margin were $19.1 million and 12.2%, respectively for the second quarter of 1998.

  Interest Expense

     Interest expense during the second quarter of 1998 was $7.7 million compared to $11.7 million during the same period in 1997. The decrease is the result of lower outstanding aggregate indebtedness and lower interest rates associated with the Company's fourth quarter 1997 initial public offering and debt refinancing.

  Income Taxes

     The Company's effective tax rate for the second quarter of 1998 approximated 40% reflecting an effective federal tax provision of 35% and an effective state tax provision approximating 5%. The Company's income tax provision during the second quarter of 1997 reflects primarily state and foreign tax and federal alternative minimum tax (due to federal net operating loss carryforwards).

  Net Income

     Net income increased to $8.4 million during the second quarter of 1998 compared to net income of $2.4 million in the prior year. The increase in net income is the result of the improved income from operations and decreased interest expense.

  Earnings Per Share

     Diluted earnings per share increased to $0.40 during the second quarter of 1998 compared to $0.23 during the second quarter of 1997. The increase is the result of the increased net income partially offset by a greater number of shares outstanding associated with the Company's fourth quarter 1997 initial public offering.

  Adjusted EBITDA

     Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, and special charges (benefit). The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented.

                                             Three Months Ended June 30,
                                      -----------------------------------------
                                                (dollars in thousands)
                                                  % of                  % of
                                        1998    Net Sales     1997    Net Sales
                                      --------  ---------   --------  ---------

     Consumer Packaging ..........    $ 22,076     21.2     $ 14,119     17.5
     Industrial Packaging ........       8,482     16.2        9,189     16.6
     Corporate Expense ...........      (2,250)       -       (1,640)       -
                                     ---------     ----     --------     ----
       Total .....................    $ 28,308     18.1     $ 21,668     15.9
                                     =========     ====     ========     ====

     The Company's Adjusted EBITDA increased 30.6% from $21.7 million to $28.3 million and Adjusted EBITDA margin increased from 15.9% to 18.1% during the second quarter of 1998 compared to the same period in 1997. The 56.4%, or $8.0 million, increase in Consumer Packaging's Adjusted EBITDA in the current quarter is primarily attributable to the incremental Adjusted EBITDA from the recent acquisitions, increased sales volume and reduced raw material costs.
The decrease in Industrial Packaging's Adjusted EBITDA of 7.7%, or $707,000, is primarily due to the decreased net sales. Corporate expense increased $610,000 primarily due to increased incentive compensation.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Net Sales

     The Company's net sales increased by 10.9% during the six months ended June 30, 1998 over the Company's net sales during the corresponding period in 1997 primarily as a result of incremental sales volume associated with the Ultra Pac acquisition and the 1997 acquisitions (including M&R Plastics, Inc., AVP and Crystal) and increased volume of extruded sheet and film. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:

                                              Six Months Ended June 30,
                                      -----------------------------------------
                                                (dollars in thousands)
                                                  % of                  % of
                                        1998    Net Sales     1997    Net Sales
                                      --------  ---------   --------  ---------
     Consumer Packaging ..........    $185,497     63.4     $152,914     57.9
     Industrial Packaging ........     107,290     36.6      111,120     42.1
                                      --------    -----     --------    -----
       Total .....................    $292,787    100.0     $264,034    100.0
                                      ========    =====     ========    =====


     Consumer Packaging net sales increased by 21.3% during the six months ended June 30, 1998 from the corresponding period in 1997 primarily due to incremental sales volume associated with the recently completed acquisitions, increased unit sales volume of extruded OPS sheet and film and increased sales of converted plastic and paper products. The increase in net sales was partially offset by decreased average selling prices of OPS sheet and film (primarily associated with raw material cost decreases). Sales of converted plastic and paper products for food applications, excluding the sales relating to the newly acquired facilities, increased 5.8% during the six months ended June 30, 1998 over the corresponding period in 1997.

     Industrial Packaging net sales decreased by 3.4% during the six months ended June 30, 1998 from the corresponding period in 1997, primarily due to decreased unit volume of the Company's surface protection products, protective masking products and recycled and specialty papers. The average net selling price of the Company's recycled and specialty paper during the six months ended June 30, 1998 was consistent with the corresponding period in the prior year and the number of tons of recycled and specialty paper sold during the period decreased 1.1% compared to the corresponding period in 1997.

  Gross Profit

     The Company's gross profit increased 23.3% during the six months ended June 30, 1998 compared to the corresponding period in the prior year primarily as a result of the incremental effects from the newly acquired facilities, the increased sales volume, reduced raw material costs in all businesses and improved absorption in the Consumer Packaging product group. Gross profit margin was 23.7% and 21.3% during the six months ended June 30, 1998 and 1997, respectively. The increased gross profit margin is primarily the result of the reduced raw material costs in all businesses and the improved absorption, resulting from the increased extruded sheet and film sales, in the Consumer Packaging product group.

  Operating Expenses

     Selling and administrative expenses increased 15.8% during the six months ended June 30, 1998 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.7% during the six months ended June 30, 1998 compared to 11.2% during the same period in the prior year primarily due to the higher selling and administrative expenses associated with the recent acquisitions and lower net sales in the Industrial Packaging product group.

     Amortization of intangibles increased 66.6% during the six months ended June 30, 1998 compared to the same period in 1997 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

  Special Benefit

     In conjunction with the sale of their stock, the Management Stockholders repaid loans from the Company aggregating $2,726. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. Further, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2,766 during the second quarter.

  Income from Operations

     Income from operations was $37.3 million during the six months ended June 30, 1998 compared to income from operations of $26.4 million during the six months ended June 30, 1997. The increase in income from operations is primarily a result of the special benefit, the recently completed acquisitions and increased volume of extruded OPS sheet and film during the six months ended June 30, 1998. Operating margin was 12.7% for the six months ended June 30, 1998 compared to operating margin of 10.0% during the six months ended June 30, 1997. The increase in operating margin is primarily due to the improved gross profit margin and the special benefit. Excluding the special benefit, income from operations and operating margin were $34.5 million and 11.8%, respectively, during the six months ended June 30, 1998.

  Interest Expense

     Interest expense during the six months ended June 30, 1998 was $14.2 million compared to $22.8 million during the same period in 1997. The decrease is the result of lower outstanding indebtedness and lower interest rates associated with the Company's fourth quarter 1997 initial public offering and debt refinancing.

  Net Income

     Net income was $13.7 million during the six months ended June 30, 1998 compared to net income of $2.7 million in the prior year. The increase in net income during the first six months of 1998 is primarily due to the increased income from operations and decreased interest expense.

  Earnings Per Share

     Diluted earnings per share increased to $0.66 during the six months ended June 30, 1998 compared to $0.26 during the six months ended June 30, 1997. The increase is the result of the increased net income partially offset by a greater number of shares outstanding associated with the Company's fourth quarter 1997 initial public offering.

  Adjusted EBITDA

     Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses and special charges (benefit). The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented.

                                              Six Months Ended June 30,
                                      -----------------------------------------
                                                (dollars in thousands)
                                                  % of                  % of
                                        1998    Net Sales     1997    Net Sales
                                      --------  ---------   --------  ---------
     Consumer Packaging ..........    $37,223      20.1     $25,339      16.6
     Industrial Packaging ........     17,585      16.4      17,516      15.8
     Corporate Expense ...........     (3,923)        -      (3,183)        -
                                      -------      ----     -------      ----
       Total .....................    $50,885      17.4     $39,672      15.0
                                      =======      ====     =======      ====


     The Company's Adjusted EBITDA increased 28.3% from $39.7 million to $50.9 million and Adjusted EBITDA margin increased from 15.0% to 17.4% during the six months ended June 30, 1998 compared to the same period in 1997. The 46.9%, or $11.9 million, increase in Consumer Packaging Adjusted EBITDA is primarily attributable to the incremental Adjusted EBITDA from the recently completed acquisitions and to the increased sales of extruded sheet and film and converted plastic and paper products. Consumer Packaging's increased Adjusted EBITDA was partially offset by the decreased profitability of the Company's polymerization operations. Industrial Packaging's Adjusted EBITDA was consistent with the prior year primarily due to improved gross profit offset by lower unit sales volume. The increase in Corporate expense is primarily due to increased incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

     On May 27, 1998, Ivex completed the Offering. In the Offering, the Company sold to the underwriters 500,000 previously unissued shares of common stock at an offering price of $24.00 per share yielding net proceeds of $10.7 million. Other selling stockholders, including Management Stockholders, sold 3,500,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by such selling stockholders. The proceeds of the Offering were used to pay down borrowings under the Company's revolving credit facility.

     On April 23, 1998, Ivex acquired all of the common stock of Ultra Pac, Inc for $67.6 million. In addition, Ivex assumed approximately $18.7 million of Ultra Pac indebtedness and paid fees associated with the transaction of approximately $2.5 million. The Ultra Pac acquisition was financed through revolving credit borrowings under the Company's senior credit facility.

     At June 30, 1998, the Company had cash and cash equivalents of $5.4 million and $38.7 million was available under the revolving credit portion of the Credit Facility. IPC's working capital at June 30, 1998 was $60.7 million.

     The primary short-term and long-term operating cash requirements for the Company are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Credit Facility to fund the Company's principal short-term and long-term cash requirements.

     The Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $175.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3.75 million in 1997, $16.25 million in 1998, $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003 and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of June 30, 1998, such rate is LIBOR plus 1.125%.
The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of June 30, 1998, such rate is LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Credit Facility in all material respects.

     During 1997, the Company entered into interest rate swap agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These agreements effectively fix a portion of the Company's LIBOR base rate at 6.12% during this period. Concurrently with the implementation of the swap agreements, the Company also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. During 1996, the Company entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix the Company's LIBOR base rate at 5.33% during this period. Income or expense related to settlements under these agreements are recorded as adjustments to interest expense in the Company's financial statements. The fair market value of these agreements are not material to the Company's consolidated financial statements.

     IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

     The Company made capital expenditures of $15.9 million and $11.0 million in the six months ended June 30, 1998 and 1997, respectively. The Company was not committed under any material contractual obligations for capital expenditures as of June 30, 1998.

     The Company is currently undergoing an enterprise-wide assessment of its Year 2000 expenses. Currently the Company does not anticipate encountering significant problems in adapting its systems to the Year 2000 nor are the incremental costs associated with becoming Year 2000 compliant considered to be material, although there can be no assurances that this will be the case.


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


August 13, 1998
(Date)