Form 10-Q
period 1998-09-30
IVEX PACKAGING CORP /DE/
filed 1998-11-12
CIK 900367

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------



For the Quarter Ended September 30, 1998        Commission File Number 33-60714

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

     At November 10, 1998, there were 20,931,268 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)



                            ASSETS                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                 1998             1997
                                                                             -------------    ------------
Current Assets:
   Cash and cash equivalents.........................................        $   8,743         $    5,989
   Accounts receivable trade, net of allowance.......................           81,953             64,952
   Inventories.......................................................           75,946             59,706
   Prepaid expenses and other........................................            7,146              5,759
                                                                             ---------         ----------
     Total current assets............................................          173,788            136,406
                                                                             ---------         ----------
Property, Plant and Equipment:
   Buildings and improvements........................................           62,366             56,336
   Machinery and equipment...........................................          313,650            272,602
   Construction in progress..........................................           30,231              9,225
                                                                             ---------         ----------
                                                                               406,247            338,163
   Less - accumulated depreciation...................................         (170,351)          (149,207)
                                                                             ---------         ----------
                                                                               235,896            188,956
   Land..............................................................            9,913              9,077
                                                                             ---------         ----------
     Total property, plant and equipment.............................          245,809            198,033
                                                                             ---------         ----------
Other Assets:
   Goodwill, net of accumulated amortization.........................           80,704             35,278
   Deferred income taxes.............................................           18,161             36,647
   Management receivable.............................................           12,050             11,135
   Miscellaneous.....................................................           13,391             10,224
                                                                             ---------         ----------
     Total other assets..............................................          124,306             93,284
                                                                             ---------         ----------
Total Assets.........................................................        $ 543,903         $  427,723
                                                                             =========         ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current installments of long-term debt............................        $  25,216         $   19,744
   Accounts payable and accrued invoices.............................           41,278             38,675
   Accrued salary and wages..........................................           13,024              9,114
   Self insurance reserves...........................................            6,893              6,799
   Accrued rebates and discounts.....................................            6,779              4,596
   Accrued interest..................................................            3,426              4,191
   Other accrued expenses............................................           15,017             11,546
                                                                             ---------         ----------
     Total current liabilities.......................................          111,633             94,665
                                                                             ---------         ----------
Long-Term Debt.......................................................          391,904            319,055
                                                                             ---------         ----------
Other Long-Term Liabilities..........................................           18,432             21,868
                                                                             ---------         ----------
Deferred Income Taxes................................................            4,157              4,304
                                                                             ---------         ----------
Stockholders' Equity (Deficit):
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,931,268 and  20,426,666 shares issued and outstanding at
     September 30, 1998 and December 31, 1997 .......................              209                204
   Paid in capital in excess of par value............................          339,098            328,322
   Accumulated deficit...............................................         (318,552)          (339,836)
   Accumulated other comprehensive income (loss).....................           (2,978)              (859)
                                                                             ---------         ----------
     Total stockholders' equity (deficit)............................           17,777            (12,169)
                                                                             ---------         ----------
Total Liabilities and Stockholders' Equity (Deficit).................        $ 543,903         $  427,723
                                                                             =========         ==========




         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                      Quarter Ended                 Nine Months Ended
                                                      September 30,                    September 30,
                                                     1998           1997            1998           1997
                                                 ------------   ------------    ------------   ------------
Net sales ....................................   $    159,953   $    137,448    $    452,740   $    401,482
Cost of goods sold ...........................        121,963        105,246         345,278        312,919
                                                 ------------   ------------    ------------   ------------
Gross profit .................................         37,990         32,202         107,462         88,563
                                                 ------------   ------------    ------------   ------------
Operating expenses:
Selling ......................................          8,342          7,404          24,024         20,635
Administrative ...............................          8,830          7,890          27,281         24,126
Amortization of intangibles ..................            644            289           1,497            801
Special charge (benefit) .....................                        53,329         (2,766)         53,329
                                                 ------------   ------------    ------------   ------------
Total operating expenses .....................         17,816         68,912          50,036         98,891
                                                 ------------   ------------    ------------   ------------
Income (loss) from operations ................         20,174        (36,710)         57,426        (10,328)
Interest expense .............................          7,782         11,909          21,952         34,714
                                                 ------------   ------------    ------------   ------------
Income (loss) before income taxes ............         12,392        (48,619)         35,474        (45,042)
Income tax provision (benefit) ...............          4,853        (30,729)         14,190        (29,839)
                                                 ------------   ------------    ------------   ------------
Net income (loss) ............................   $      7,539   $    (17,890)   $     21,284   $    (15,203)
                                                 ============   ============    ============   ============
Earnings per share:
   Basic:
      Net income (loss) ......................   $       0.36   $      (1.72)   $       1.03   $      (1.47)
                                                 ============   ============    ============   ============
      Weighted average shares outstanding ....     20,931,268     10,375,513      20,658,318     10,360,363
                                                 ============   ============    ============   ============
   Diluted:
      Net income (loss) ......................   $       0.36   $      (1.72)   $       1.02   $      (1.47)
                                                 ============   ============    ============   ============
      Weighted average shares outstanding ....     21,094,865     10,375,513      20,875,961     10,360,363
                                                 ============   ============    ============   ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (dollars in thousands, except share data)


                                                              Ivex Packaging
                                                                Corporation         Paid in                            Accumulated
                                                              Common Stock          Capital                               Other
                                                        ----------------------    In Excess of       Accumulated      Comprehensive
                                                           Shares      Amount       Par Value          Deficit        Income (Loss)
                                                        ----------   ---------    ------------       -----------     --------------
Balance at December 31, 1996........................     1,072,246      $  11      $  177,375        $ (303,566)        $ (1,164)
   Issuance of Management shares....................       218,968          2          33,824
   Common stock split...............................    11,175,452        112            (112)
   Issuance of common stock.........................     7,960,000         79         117,235
   Net loss.........................................                                                    (36,270)
   Other comprehensive income (foreign currency
     translation adjustment)........................                                                                         305

   Comprehensive income (loss)......................
                                                        ----------      -----      ----------        -----------        --------
Balance at December 31, 1997........................    20,426,666        204         328,322          (339,836)            (859)
   Issuance of common stock.........................       500,000          5          10,702
   Exercise of common stock options.................         4,602                         74
   Net income.......................................                                                     21,284
   Other comprehensive loss (foreign currency
     translation adjustment)........................                                                                      (2,119)

   Comprehensive income (loss)......................
                                                        ----------      -----      ----------        ----------         --------
Balance at September 30, 1998.......................    20,931,268      $ 209      $  339,098        $ (318,552)        $ (2,978)
                                                        ==========      =====      ==========        ==========         ========


                                                            Stockholders'
                                                               Equity            Comprehensive
                                                              (Deficit)          Income (Loss)
                                                            ------------         -------------
Balance at December 31, 1996........................        $  (127,344)
   Issuance of Management shares....................             33,826
   Common stock split...............................
   Issuance of common stock.........................            117,314
   Net loss.........................................            (36,270)         $    (36,270)
   Other comprehensive income (foreign currency
     translation adjustment)........................                305                   305
                                                                                 ------------
   Comprehensive income (loss)......................                             $    (35,965)
                                                            -----------          ============
Balance at December 31, 1997........................            (12,169)
   Issuance of common stock.........................             10,707
   Exercise of common stock options.................                 74
   Net income.......................................             21,284          $     21,284
   Other comprehensive loss (foreign currency
     translation adjustment)........................             (2,119)               (2,119)
                                                                                 ------------
   Comprehensive income (loss)......................                             $     19,165
                                                            -----------          ============
Balance at September 30, 1998.......................        $    17,777
                                                            ===========




         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           1998               1997
                                                                                       -------------------------------
Cash flows from operating activities:
  Net income(loss).................................................................     $  21,284         $  (15,203)
      Adjustments to reconcile net income (loss) to net cash
       from operating activities:
        Depreciation of properties.................................................        24,139             19,689
        Amortization of intangibles and debt issue costs...........................         2,063              1,921
        Non-cash interest..........................................................                           10,658
        Non-cash management compensation charge....................................                           53,329
        Deferred income taxes......................................................        10,433            (31,724)
                                                                                       ----------         ----------
                                                                                           57,919             38,670
      Change in operating assets and liabilities:
       Accounts receivable.........................................................       (11,797)           (12,394)
       Inventories.................................................................        (8,256)            (4,135)
       Prepaid expenses and other assets...........................................        (1,059)            (1,323)
       Accounts payable............................................................        (3,296)            (5,770)
       Accrued expenses and other liabilities......................................        (2,936)             3,481
                                                                                       ----------         ----------
      Net cash from operating activities............................................       30,575             18,529
                                                                                       ----------         ----------
Cash flows from financing activities:
   Proceeds from issuance of stock.................................................        10,707
   Payment of debt.................................................................       (30,742)            (3,750)
   Proceeds from revolving credit facility.........................................        91,000             48,300
   Issuance of management loans....................................................        (3,682)
   Repayment of management loans...................................................         2,726
   Payment of debt issue costs.....................................................          (805)              (327)
   Other, net......................................................................          (789)              (451)
                                                                                       ----------         ----------
     Net cash from financing activities............................................        68,415             43,772
                                                                                       ----------         ----------
Cash flows from investing activities:
   Purchase of property, plant and equipment.......................................       (28,996)           (17,984)
   Acquisitions....................................................................       (67,625)           (38,661)
   Other, net......................................................................           385               (646)
                                                                                       ----------         ----------
     Net cash used by investing activities.........................................       (96,236)           (57,291)
                                                                                       ----------         ----------
Net increase in cash and cash equivalents..........................................         2,754              5,010
Cash and cash equivalents at beginning of period...................................         5,989              2,822
                                                                                       ----------         ----------
Cash and cash equivalents at end of period.........................................    $    8,743         $    7,832
                                                                                       ==========         ==========

Supplemental cash flow disclosures: Cash paid during the period for:
     Interest......................................................................    $   22,912         $   17,952
     Income taxes..................................................................         3,241                937






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

Accounts Receivable

      Accounts receivable at September 30, 1998 and December 31, 1997 consist of the following:


                                                                 September 30,     December 31,
                                                                     1998              1997
                                                                 -------------     ------------
        Accounts receivable...................................     $  85,082        $   67,496
        Less - Allowance for doubtful accounts................        (3,129)           (2,544)
                                                                   ---------        ----------
                                                                   $  81,953        $   64,952
                                                                   =========        ==========


   Inventories

        Inventories at September 30, 1998 and December 31, 1997 consist of the following:


                                                                 September 30,     December 31,
                                                                     1998              1997
                                                                 -------------     ------------
        Raw materials.........................................     $  33,658        $   32,200
        Finished goods........................................        42,288            27,506
                                                                   ---------        ----------
                                                                   $  75,946        $   59,706
                                                                   =========        ==========


NOTE 2 - LONG TERM DEBT

        At September 30, 1998 and December 31, 1997, the long-term debt of the Company was as follows:


                                                     September 30,    December 31,
                                                         1998             1997
                                                     ------------     ------------
Senior credit facility ...........................   $ 375,500         $ 296,875
Industrial revenue bonds .........................      39,686            39,736
Other ............................................       1,934             2,188
                                                     ---------         ---------
      Total debt outstanding .....................     417,120           338,799
Less - Current installments of long-term debt ....     (25,216)          (19,744)
                                                     ---------         ---------
      Long-term debt .............................   $ 391,904         $ 319,055
                                                     =========         =========



        On August 19, 1998, the Company amended the Senior Credit Facility of IPC (the "Credit Facility") to increase the revolving credit portion to $265,000 from $175,000, among other things.

                          IVEX PACKAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3 - COMPREHENSIVE INCOME

        During the quarter ended March 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of the quarter ended September 30, 1998, all such changes in equity resulted from changes in foreign currency translation adjustments.

NOTE 4 - SECONDARY OFFERING

        On May 27, 1998, Ivex completed a secondary offering (the "Secondary Offering") of 4,000,000 shares of common stock of the Company. In the Secondary Offering, the Company sold to the underwriters 500,000 previously unissued shares of common stock at an offering price of $24.00 per share yielding net proceeds of $10,707. Other selling stockholders, including members of Ivex management (the "Management Stockholders"), sold 3,500,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by such selling stockholders. The proceeds of the Secondary Offering were used to pay down borrowings under the Company's revolving credit facility.

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

NOTE 6 - SPECIAL CHARGE (BENEFIT):

        In conjunction with the sale of their stock in the Secondary Offering, the Management Stockholders repaid a portion of their loans from the Company (the "Management Loans") aggregating $2,726. The Management Loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to a stock option plan (the "IPC Option Plan") to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan (the "IPC Options"). In addition, during the fourth quarter of 1997, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the Management Loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2,766 during the second quarter of 1998.

        During the third quarter of 1997, the Company recorded a nonrecurring non-cash compensation charge of $53,329 in connection with the Company's conversion, pursuant to the IPC Option Plan, of the IPC Options into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33,826 associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19,503 associated with the accrual of future Company

                          IVEX PACKAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


payments to senior management of an amount which (after taxes) will enable such management to pay interest on the Management Loans. The Management Loans bear interest at the minimum applicable federal rate at the date of funding (approximately 6.7%) and are secured only by the newly issued shares of stock exchanged for the IPC options and are nonrecourse to any other personal assets.

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENT

         On October 2, 1998, Ivex acquired the Wakefield, Massachusetts operating unit of Bleyer Industries, Inc., headquartered in Valley Stream, New York for $17,250. The acquired business manufactures fluted cups and pads for the baking and candy industries and has annual sales of approximately $14,000. The acquisition was financed through revolving credit borrowings under the Company's senior credit facility and will be recorded using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Net Sales

        The Company's net sales increased by 16.4% during the third quarter of 1998 over the Company's net sales during the corresponding period in 1997. The increase primarily resulted from the second quarter 1998 acquisition of Ultra Pac, increased unit sales volume and selling price of extruded sheet and film, and increased sales of converted plastic and paper products for food applications. The increase was partially offset by decreased Industrial Packaging sales. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:



                                                                        Three Months Ended September 30,
                                                             ----------------------------------------------------
                                                                              (dollars in thousands)
                                                                              % of                       % of
                                                                 1998       Net Sales      1997        Net Sales
                                                             -----------   ----------   -----------    ----------
        Consumer Packaging............................       $   102,983       64.4     $    76,716       55.8
        Industrial Packaging..........................            56,970       35.6          60,732       44.2
                                                             -----------      -----     -----------      -----
              Total...................................       $   159,953      100.0     $   137,448      100.0
                                                             ===========      =====     ===========      =====


        Consumer Packaging net sales increased by 34.2% during the third quarter of 1998 from the corresponding period in 1997. The increase primarily results from incremental sales associated with Ultra Pac and increased unit sales volume and selling price of extruded sheet and film. Sales of converted plastic and paper products for food applications, excluding the sales relating to Ultra Pac, increased approximately 9% during the third quarter of 1998 compared to the corresponding period in the prior year.

        Industrial Packaging net sales decreased by 6.2% during the third quarter of 1998 from the corresponding period in 1997, primarily due to decreased unit volume of the Company's protective packaging and surface protection products. Additionally, the decrease is due to slightly decreased unit volume and selling price of recycled and specialty paper.

    Gross Profit

        The Company's gross profit increased 18.0% during the third quarter of 1998 compared to the corresponding period in the prior year primarily as a result of the increased sales volume, the incremental effects from Ultra Pac and reduced raw material costs in all businesses. Gross profit margin increased to 23.8% during the third quarter of 1998 compared to 23.4% during the third quarter of 1997. The increase in gross profit margin primarily resulted from the reduced raw material costs in all businesses and improved absorption, resulting from the increased extruded sheet and film sales, in the Consumer Packaging product group.

    Operating Expenses

        Selling and administrative expenses increased 12.3% during the third quarter of 1998 primarily as a result of the Ultra Pac acquisition. As a percentage of net sales, selling and administrative expenses decreased to 10.7% during the third quarter of 1998 compared to 11.1% during the same period in the prior year primarily because of the increased sales in the Company's Consumer Packaging products group and reduced incentive compensation.

     Amortization of intangibles increased 122.8% during the third quarter of 1998 compared to the same period in 1997 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Ultra Pac acquisition.

    Special Charge

        During the third quarter of 1997, the Company recorded a nonrecurring non-cash compensation charge of $53.3 million in connection with the Company's conversion, pursuant to the IPC Option Plan, of the IPC Options into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33.8 million associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19.5 million associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the Management Loans. The Management Loans bear interest at the minimum applicable federal rate at the date of funding (approximately 6.7%) and are secured only by the newly issued shares of stock exchanged for the IPC options and are nonrecourse to any other personal assets.

    Income from Operations

        Income from operations and operating margin were $20.2 million and 12.6%, respectively, during the third quarter of 1998 compared to a loss from operations of $36.7 million during the third quarter of 1997. The loss from operations in 1997 is due to the special charge of $53.3 million. Without this special charge, operating income and margin would have been $16.6 million and 12.1%, respectively, during the third quarter of 1997. The increase in operating income was primarily the result of the Ultra Pac acquisition and increased income from operations from the Company's extruded sheet and film business and the Canadian converted plastic products business. The increase in operating margin was primarily the result of the improved unit volume and decreased raw material costs of the Company's extruded sheet and film and converted plastic and paper products for food applications.

    Interest Expense

        Interest expense during the third quarter of 1998 was $7.8 million compared to $11.9 million during the same period in 1997. The decrease is primarily due to lower interest rates resulting from the Company's fourth quarter 1997 initial public offering and debt refinancing.

    Income Taxes

        The Company's effective tax rate for the third quarter of 1998 approximated 40% reflecting an effective federal tax provision of 35% and an effective state tax provision (net of federal benefit) approximating 5%. During the third quarter of 1997, the Company determined it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to Ivex's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized a nonrecurring income tax benefit of approximately $13.2 million by releasing a portion of the valuation allowance.

    Net Income

        Net income increased to $7.5 million during the third quarter of 1998 compared to a net loss of $17.9 million in the prior year. The increase in net income is the result of the improved income from operations and decreased interest expense.

    Earnings Per Share

        Diluted earnings per share increased to $0.36 during the third quarter of 1998 compared to a loss per share of $1.72 during the third quarter of 1997. The increase is the result of the increased net income partially offset by a greater number of shares outstanding associated with the Company's fourth quarter 1997 initial public offering.

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


                                                                        Three Months Ended September 30,
                                                                           (dollars in thousands)
                                                               ------------------------------------------------
                                                                              % of                    % of
                                                                 1998       Net Sales     1997       Net Sales
                                                               ---------   ----------   ---------    ----------
        Consumer Packaging............................         $  21,589      21.0      $  15,357        20.0
        Industrial Packaging..........................             9,783      17.2         10,074        16.6
        Corporate Expense.............................            (1,961)        -         (1,612)          -
                                                               ---------      ----      ---------        ----
              Total...................................         $  29,411      18.4      $  23,819        17.3
                                                               =========      ====      =========        ====


        The Company's Adjusted EBITDA increased 23.5% from $23.8 million to $29.4 million and Adjusted EBITDA margin increased from 17.3% to 18.4% during the third quarter of 1998 compared to the same period in 1997. The 40.6%, or $6.2 million, increase in Consumer Packaging's Adjusted EBITDA in the current quarter is primarily attributable to the incremental Adjusted EBITDA from Ultra Pac, increased sales volume and reduced raw material costs. The decrease in Industrial Packaging's Adjusted EBITDA of 2.9%, or $291,000, is primarily due to decreased net sales.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Net Sales

        The Company's net sales increased by 12.8% during the nine months ended September 30, 1998 over the Company's net sales during the corresponding period in 1997 primarily as a result of incremental sales volume associated with the Ultra Pac acquisition and the Company's 1997 acquisitions (including M&R Plastics, Inc., Avpex International, Inc. and Crystal Thermoplastics, Inc.) and increased volume of extruded sheet and film. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                                                        Nine Months Ended September 30,
                                                               ------------------------------------------------
                                                                           (dollars in thousands)
                                                                              % of                      % of
                                                                 1998       Net Sales     1997        Net Sales
                                                               ---------   ---------   ---------     ----------
        Consumer Packaging............................         $ 280,033      61.9      $ 222,372        55.4
        Industrial Packaging..........................           172,707      38.1        179,110        44.6
                                                               ---------     -----      ---------       -----
              Total...................................         $ 452,740     100.0      $ 401,482       100.0
                                                               =========     =====      =========       =====



        Consumer Packaging net sales increased by 25.9% during the nine months ended September 30, 1998 from the corresponding period in 1997 primarily due to incremental sales volume associated with the recently completed acquisitions, increased unit sales volume of extruded sheet and film and increased sales of converted plastic and paper products. Sales of converted plastic and paper products for food applications, excluding the sales relating to the newly acquired facilities, increased 6% during the nine months ended September 30, 1998 over the corresponding period in 1997.

        Industrial Packaging net sales decreased by 3.6% during the nine months ended September 30, 1998 from the corresponding period in 1997, primarily due to decreased unit volume of the Company's surface protection products, protective masking products and recycled and specialty papers.

    Gross Profit

        The Company's gross profit increased 21.3% during the nine months ended September 30, 1998 compared to the corresponding period in the prior year primarily as a result of the incremental effects from the newly acquired facilities, the increased sales volume, reduced raw material costs in all businesses and improved absorption in the Consumer Packaging product group. Gross profit margin was 23.7% and 22.1% during the nine months ended September 30, 1998 and 1997, respectively. The increased gross profit margin is primarily the result of the reduced raw material costs in all businesses and the improved absorption, resulting from the increased sales in the Consumer Packaging product group.

    Operating Expenses

        Selling and administrative expenses increased 14.6% during the nine months ended September 30, 1998 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.3% during the nine months ended September 30, 1998 compared to 11.1% during the same period in the prior year primarily due to the higher selling and administrative expenses associated with the recent acquisitions and lower net sales in the Industrial Packaging product group.

        Amortization of intangibles increased 86.9% during the nine months ended September 30, 1998 compared to the same period in 1997 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

    Special Charge (Benefit)

        In conjunction with the sale of their stock, the Management Stockholders repaid loans from the Company aggregating $2.7 million. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. Further, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2.8 million during the second quarter of 1998.

        During the third quarter of 1997, the Company recorded a nonrecurring non-cash compensation charge of $53.3 million in connection with the Company's conversion, pursuant to the IPC Option Plan, of the IPC Options into 2,114,133 newly issued shares of the Company's common stock and newly issued stock options exercisable for 817,067 shares of the Company's common stock. The nonrecurring compensation charge consists of (i) a non-cash compensation charge of $33.8 million associated with the conversion of the IPC Options into shares of the Company's common stock and (ii) a non-cash compensation charge of $19.5 million associated with the accrual of future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the Management Loans. The Management Loans bear interest at the minimum applicable federal rate at the date of funding (approximately 6.7%) and are secured only by the newly issued shares of stock exchanged for the IPC options and are nonrecourse to any other personal assets.

    Income from Operations

        Income from operations was $57.4 million during the nine months ended September 30, 1998 compared to loss from operations of $10.3 million during the nine months ended September 30, 1997. The increase in income from operations is primarily a result of the special benefit recorded in 1998 and the special charge recorded in 1997. Excluding the special benefit, income from operations and operating margin were $54.7 million and 12.1%, respectively, during the nine months ended September 30, 1998. Excluding the special charge, income from operations and operating margin were $43.0 million and 10.7%, respectively, during the nine months ended September 30, 1997. The increase in income from operations results primarily from the recently completed acquisitions and increased volume of extruded sheet and film during the nine months ended September 30, 1998. The increase in operating margin is primarily due to the improved gross profit margin and the special benefit.

    Interest Expense

        Interest expense during the nine months ended September 30, 1998 was $22.0 million compared to $34.7 million during the same period in 1997. The decrease is the result of lower outstanding indebtedness and lower interest rates associated with the Company's fourth quarter 1997 initial public offering and debt refinancing.

    Net Income

        Net income was $21.3 million during the nine months ended September 30, 1998 compared to net loss of $15.2 million in the prior year. The increase in net income during the first nine months of 1998 is primarily due to the increased income from operations and decreased interest expense.

    Earnings Per Share

        Diluted earnings per share increased to $1.02 during the nine months ended September 30, 1998 compared to loss per share of $1.47 during the nine months ended September 30, 1997. The increase is the result of the increased net income partially offset by a greater number of shares outstanding associated with the Company's fourth quarter 1997 initial public offering.

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


                                                                         Nine Months Ended September 30,
                                                               -----------------------------------------------
                                                                           (dollars in thousands)
                                                                             % of                      % of
                                                                 1998      Net Sales       1997      Net Sales
                                                               ---------   ---------    ---------    ---------
        Consumer Packaging............................         $  57,776      20.6      $  40,013        18.0
        Industrial Packaging..........................            28,404      16.4         28,273        15.8
        Corporate Expense.............................            (5,884)        -         (4,795)          -
                                                               ---------      ----      ---------        ----
              Total...................................         $  80,296      17.7      $  63,491        15.8
                                                               =========      ====      =========        ====


        The Company's Adjusted EBITDA increased 26.5% from $63.5 million to $80.3 million and Adjusted EBITDA margin increased from 15.8% to 17.7% during the nine months ended September 30, 1998 compared to the same period in 1997. The 44.4%, or $17.8 million, increase in Consumer Packaging Adjusted EBITDA is primarily attributable to the incremental Adjusted EBITDA from the recently completed acquisitions and to the increased sales of extruded sheet and film and converted plastic and paper products. Consumer Packaging's increased Adjusted EBITDA was partially offset by the decreased profitability of the Company's polymerization operations. Industrial Packaging's Adjusted EBITDA was consistent with the prior year primarily due to improved gross profit associated with reduced raw material costs offset by lower unit sales volume. The increase in Corporate expense is primarily due to increased incentive compensation and public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

        On August 19, 1998, the Company amended the Credit Facility to increase the revolving credit portion to $265.0 million from $175.0 million, among other things. At September 30, 1998, the Company had cash and cash equivalents of $8.7 million and availability under the revolving credit portion of the Credit Facility was $127.4 million. The Company's working capital at September 30, 1998 was $62.2 million.

        The primary short-term and long-term operating cash requirements for the Company are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Credit Facility to fund the Company's principal short-term and long-term cash requirements.

        The Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $265.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $3.75 million in 1997, $16.25 million in 1998, $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003 and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of September 30, 1998, such rate for the Term A Loan is LIBOR plus 1.125%. The Term B Loan bears interest at rates up to LIBOR plus 2.00% or the Adjusted Base Rate plus 1.0%. As of September 30, 1998, such rate for the Term B Loan is LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Credit Facility in all material respects.

        The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix a portion of the Company's LIBOR base rate at rates from 5.33% to 6.12% during this period. The Company entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million through November 5, 2001. These collar agreements effectively fix the LIBOR base rate at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements are recorded as adjustments to interest expense in the Company's financial statements.

        IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

        On May 27, 1998, Ivex completed the Secondary Offering. In the Secondary Offering, the Company sold to the underwriters 500,000 previously unissued shares of common stock at an offering price of $24.00 per share yielding net proceeds of $10.7 million. Other selling stockholders, including Management Stockholders, sold 3,500,000 previously issued and outstanding shares of common stock owned by them. The Company did not receive any of the proceeds from the sale of shares of common stock by such selling stockholders. The proceeds of the Secondary Offering were used to pay down borrowings under the Company's revolving credit facility.

        The Company made capital expenditures of $29.0 million and $18.0 million in the nine months ended September 30, 1998 and 1997, respectively. At September 30, 1998, the Company has a significant number of capital projects ongoing in all major business groups. Capital spending for 1998 is expected to approximate $36.0 million to $40.0 million. In future periods, capital spending is expected to approximate depreciation expense.

        On April 23, 1998, Ivex acquired all of the common stock of Ultra Pac, Inc for $67.6 million. In addition, Ivex assumed approximately $18.7 million of Ultra Pac indebtedness and paid fees associated with the transaction of approximately $2.5 million. On October 2, 1998, Ivex acquired the Wakefield, Massachusetts operating unit of Bleyer

Industries, Inc., headquartered in Valley Stream, New York for $17.3 million. The acquired business manufactures fluted cups and pads for the baking and candy industries and has annual sales of approximately $14.0 million. The acquisitions were financed through revolving credit borrowings under the Company's senior credit facility.

YEAR 2000

        The Year 2000 issue refers to computer equipment which uses two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As the Year 2000 approaches, such systems may be unable to process certain date based information. This could result in system failure or miscalculations causing disruptions of operations and the inability to engage in normal business activities.

        The Company initiated a company-wide program to prepare its computer systems and applications for the year 2000. The initial focus of the Company's compliance contained the following steps: assessment of the issue; planning the conversion; plan implementation; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacements or outsourcing. Through September 1998, the assessment and planning phases have been completed for all systems. A majority of the Company's facilities has already implemented or is in the process of implementing one information technology system (the "IT system"). The implementation of the IT system began in the mid-1990's as a strategic effort to upgrade the Company's computer systems. Based on vendor representation and in-house testing, the Company believes the IT system is Year 2000 compliant. All facilities that are not implementing the IT system have information technology systems that are believed to be Year 2000 compliant, based on vendor representation and in-house testing. The Company's objective is to become Year 2000 compliant with all mission critical activities and systems by June 1999, allowing substantial time for further testing, verification and the final completion of less important systems by fourth quarter 1999. Contingency plans will be developed in 1999.

        In addition to the information technology system review noted above, the Company has initiated processes to review and to modify where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to information technology systems, facility management and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. The Company has completed assessments in all of the above areas except the personal computer hardware and software which is expected to be completed by the fourth quarter of 1998. In relation to the Company's vendors, the Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. The Company expects to complete its evaluation by the first quarter of 1999. The Company cannot guarantee that the failure of another company to be converted will not have an effect on the Company. However, the Company believes that any noncompliance by its vendors will not result in a material adverse effect on the Company.

        The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

        The Company expects to incur internal and external expenses related to its remediation of the Year 2000 issue. Testing and remediation efforts are expected to cost approximately $180,000, of which $60,000 has already been incurred. These costs will be treated as period costs and expensed as incurred.

        Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company feels that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and - Year 2000" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's actual performance, highly leveraged financial condition and readiness for the Year 2000 issue (see "-- Liquidity and Capital Resources and - Year 2000" above).

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



                                              IVEX PACKAGING CORPORATION




                                              By:  /s/ Frank V. Tannura
                                                 -------------------------------
                                                  Frank V. Tannura
                                                  Vice President and
                                                  Principal Financial Officer


November 10, 1998
(Date)