Form 10-K405
period 1998-12-31
IVEX PACKAGING CORP /DE/
filed 1999-03-30
CIK 900367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission File Number 33-60714

                           IVEX PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  76-0171625
       (State or other jurisdiction                     (I.R.S.  Employer
             of incorporation)                         Identification No.)

            100 TRI-STATE DRIVE                               60069
          LINCOLNSHIRE, ILLINOIS                           (Zip Code)
  (Address of Principal Executive Office)

       Registrant's Telephone Number, including area code: (847) 945-9100

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each Exchange on which registered:

Common Stock, $0.01 par value                  New York Stock Exchange
Common Stock, $0.01 par value                   Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $302 million based upon the closing price of $15 3/4 on March 2, 1999.

         At March 2, 1999, 20,934,602 shares of Common Stock, par value of $0.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference portions of the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1998 and Part III incorporates by reference portions of the Registrant's Proxy Statement for the fiscal year ended December 31, 1998 relating to the Annual Meeting of Stockholders to be held on May 11, 1999.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Business                                                            3
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Security Holders                11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                13
Item 6.  Selected Financial Data                                            13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         14
Item 8.  Financial Statements and Supplementary Data                        15
Item 9.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosures                                          15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 15
Item 11. Executive Compensation                                             15
Item 12. Security Ownership of Certain Beneficial Owners and Management     15
Item 13. Certain Relationships and Related Transactions                     15

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   16

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

MARKETS

         Consumer Packaging. The Consumer Packaging product group designs and manufactures plastic and paper-based products for food packaging applications and for applications in the medical and electronics industries. The Company produces a broad array of items, including plastic containers for prepared foods, produce and baked goods; specialty paper products such as fluted baking cups and liners for cookies and other baked goods; microwaveable packaging materials; and protective packaging for medical devices and electronics products. The Consumer Packaging product group markets its products to a variety of end users, including national wholesale bakeries, supermarket chains, foodservice distributors, fast-food chains, major agricultural growers, medical equipment suppliers and electronics manufacturers. The Company also manufactures a variety of plastic sheet and film products from several different resins for internal use and sales to third party converters. Ivex is the leading producer of oriented polystyrene ("OPS") sheet in North America. The Consumer Packaging product group represented approximately 63% of the Company's net sales and 67% of the Company's Adjusted EBITDA during the year ended December 31, 1998. The Company's Consumer Packaging product group is hereinafter sometimes referred to as "Consumer Packaging".

         Industrial Packaging. The Industrial Packaging product group manufactures and coats film, paper and foil products for protective packaging and specialty papers. The Company produces products for some of the fastest growing applications in the protective packaging industry, including film and paper maskings and self-sealing coated packaging applications. These products are marketed primarily to consumer durable goods manufacturers, automotive companies, other industrial manufacturers and integrated paper producers. The Company also manufactures a variety of recycled kraft paper made from post-consumer and post-industrial fibers. The Industrial Packaging product group represented approximately 37% of the Company's net sales and 33% of the Company's Adjusted EBITDA during the year ended December 31, 1998. The Company's Industrial Packaging product group is hereinafter sometimes referred to as "Industrial Packaging".

         The Company's principal operating subsidiary is IPC, Inc. ("IPC") and IPC's principal domestic operating subsidiaries are Kama of Illinois Corporation, Ivex Paper Mill Corporation, Plastofilm Industries, Inc. and Ultra Pac, Inc. and principal foreign operating subsidiaries are Ivex Corporation and Ivex Holdings, Ltd. The following trademarks used herein are owned by the Company or one of its affiliates: Ivex(R), Kama(R), Plastofilm(R), Ultra Pac(R) M&R(TM), Jet-Pak(R), Jet-Lite(R) and Jet-Cor(TM). IPC was formed in December 1992 to hold the businesses of the Company. As a condition to and concurrently with IPC's December 1992 offering of $158.0 million of 12 1/2% Senior Subordinated Notes due 2002 (the "12 1/2% IPC Notes"), the Company transferred all of the Company's then existing operating subsidiaries to IPC in exchange for all of the shares of IPC's common stock and the assumption by IPC of certain debt obligations of the Company. As a result, the Company's operating subsidiaries became wholly-owned subsidiaries of IPC. In March 1993, the Company issued $160.0 million of 13 1/4% Senior Discount Debentures due 2005 (the "13 1/4% Debentures") for an aggregate consideration of approximately $65.0 million. The Company used a portion of the $65.0 million of proceeds from the 13 1/4% Debentures to redeem securities of the Company held by certain investors and the Company contributed the remaining portion of the proceeds from the 13 1/4% Debentures to IPC. On October 6, 1997, the Company completed its initial public offering of 9,660,000 shares of its common stock (the "1997 Common Stock Offering") pursuant to which the Company received net proceeds of $117.3 million which it used, together with the proceeds of a $475.0 million amended and restated credit facility, to redeem all of the 12 1/2% IPC Notes and all of the 13 1/4% Debentures. On May 27, 1998, the Company completed a secondary offering of 4,000,000 shares of common stock (the "Secondary Offering") pursuant to which the Company sold 500,000 shares of common stock and received net proceeds of $10,702,000 which it used to pay down borrowings under the Company's revolving credit facility. In the Secondary Offering, other selling stockholders sold 3,500,000 shares and the Company did not receive any of the proceeds from the sale of such shares.

         The Company's principal executive offices are located at 100 Tri-State Drive, Suite 200, Lincolnshire, Illinois 60069, and its telephone number is
(847) 945-9100.

GENERAL DESCRIPTION

      The following table illustrates the products that Ivex manufactures:

                           12 MONTHS ENDED
                          DECEMBER 31, 1998
                          -----------------
                          NET       ADJUSTED
  PRODUCT GROUP          SALES       EBITDA         PRODUCT               CUSTOMERS               END PRODUCT USES
  -------------          -----      --------        -------               ---------               ----------------
Consumer Packaging      $383,277     $77,425   Plastic containers,     Supermarkets,              Plastic hinged and
                                               corrugated paper        foodservice                two-piece containers,
                                               liners and              distributors,              trays for deli foods,
                                               speciality paper        fast food chains,          salads, cookies,
                                               products, OPS sheet     bakery and                 berries and cakes,
                                               and film, HIPS sheet,   confectionary companies,   film for envelopes
                                               PET sheet, PP sheet,    food processors,           and box windows,
                                               PVC sheet and HDPE      plastic converters,        protective plastic
                                               sheet                   envelope and folding       packaging for medical
                                                                       carton manufacturers,      and electronics
                                                                       medical device and         applications, paper
                                                                       supply companies and       liners for cookies,
                                                                       electronics                microwaveable packaging
                                                                       manufacturers              materials, fluted
                                                                                                  bakery cups and
                                                                                                  specialty paper
                                                                                                  products

Industrial Packaging     223,174      37,948   Protective packaging,   Automotive companies,      Paper and film
                                               including coated paper  consumer durables          protective masking
                                               and plastic, single     manufacturers, other       materials, cohesive
                                               face corrugated paper,  industrial manufacturers,  self-sealing
                                               shippers and mailers    paper distributors and     packaging papers,
                                               and manufactured paper, manufacturers of postage   coated papers for
                                               including kraft papers  stamps, business forms     stamps, labels and
                                               and specialty           and paper converters       business forms,
                                               recycled papers                                    single face corrugated
                                                                                                  paper for packaging,
                                                                                                  shippers and mailers,
                                                                                                  grocery and food bags
Corporate Expenses                    (7,622)
                        --------    --------
Total                   $606,451    $107,751
                        ========    ========

CONSUMER PACKAGING

         General. The Consumer Packaging product group is an integrated manufacturer of plastic and paper products for use in a wide array of food applications and medical and electronics packaging applications. The food packaging products are typically used for items sold in supermarkets, wholesale and retail bakeries, fast-food restaurants and institutional foodservice outlets. The Company's medical packaging products typically are used by the major medical supply companies for sterility packaging and its electronics packaging products generally are used as cushioning materials.

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

         Manufacturing. The Company's plastic packaging products are manufactured internally at the Company's two polystyrene polymerization, eight extrusion and fifteen thermoforming facilities. Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels.

         Extrusion is the process of converting plastic resin into plastic sheet and film used in the thermoforming process. The Company is one of only two OPS producers that have polystyrene polymerization manufacturing facilities.

         Ivex's plastic thermoforming and paper converting operations are principally conducted in seventeen facilities located throughout North America and Europe.

INDUSTRIAL PACKAGING

         General. The Industrial Packaging product group is an integrated manufacturer and coater of a variety of film, paper and foil products for protective packaging and a manufacturer and coater of various grades of papers.

         Products. Protective packaging products include protective paper and film maskings; self-sealing coated packaging papers, films and corrugated paper; and heavy-duty mailing envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R). The Company's manufactured papers include post-consumer and post-industrial recycled paper products (including lightweight kraft paper for grocery and food bags and heavyweight crepe kraft paper for bag closures). The Company's coated papers include water-activated gummed papers used for postage stamps, labels, and envelopes, release papers used for high-pressure decorative laminates, and laminations used for lottery ticket stock and decorative labels.

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

         All of Ivex's low density polyethylene film is used internally in the production of its film masking and self-sealing packaging products and approximately 23% of the Company's recycled kraft paper is used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Principal third-party markets for the Company's manufactured paper products are food packaging, industrial packaging, bag converting and industrial converting, including grocery and food bags; envelopes; and bag closures in pet food, seed, and fertilizer packaging. These markets require high service levels, including fast delivery and the ability to produce a variety of colors, weights and formulations. Customers for the Company's manufactured paper products include large, integrated paper producers as well as packaging companies.

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

         All of the paper produced at the Company's three paper mills is made entirely from post-consumer and post-industrial fibers, including old corrugated containers ("OCC") and double-lined kraft ("DLK"). The Company was among the first to use 100% recycled post-industrial fibers at one of its mills. On November 20, 1998, the Company sold its mill located in Detroit, Michigan to Packaging Holdings, L.L.C., a joint venture in which the Company owns a 49.5% equity interest.

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

EMPLOYEES

         As of December 31, 1998, the Company had 23 employees at its Lincolnshire, Illinois corporate headquarters and had 3,559 employees at plant locations, of which 751 were salaried and 2,808 were hourly. Of the hourly workers, approximately 996 were members of unions. The Company has collective bargaining agreements with nine unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Troy, Newton, Avenel, Grove City, Elyria, Newcastle, Wakefield and Laval facilities. There have been no significant interruptions or curtailments of operations due to labor disputes in the last five years, and the Company believes that relations with its employees are good. The collective bargaining agreements at the Company's Troy facility will expire in 1999; the collective bargaining agreements at the Company's facilities in Elyria, Joliet, Peoria and Laval will expire in 2000; the collective bargaining agreement at the Company's facilities in Grove City, Newcastle and Wakefield will expire in 2001; and the collective bargaining agreement at the Company's facilities in Avenel, Newton and Chagrin Falls will expire in 2002.

RAW MATERIALS

         Styrene monomer, polystyrene, polyethylene, polypropylene, polyvinyl chloride and various paper-based commodities (primarily recycled fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate during 1998 although prices for certain items such as styrene monomer, polystyrene, OCC and DLK have been volatile and may continue to fluctuate, in some instances adversely to the Company.

TRADEMARKS, PATENTS AND LICENSES

         While the Company has registered and unregistered trademarks for many of its product lines, these trademarks, other than the Company's rights to the trademarks "Ivex(R)", "Ultra Pac(R)", "Plastofilm(R)" and "Kama(R)", are not considered material to the conduct of the Company's business. The Company owns or licenses a number of patents but such patents and licenses are not considered material to the conduct of the Company's business and the Company does not believe that any of its businesses are substantially dependent on patent protection. The Company's material proprietary technologies are considered by the Company to be trade secrets and know-how and are not protected by patents or licenses.

CUSTOMERS, SALES AND BACKLOG

         No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a good relationship. No one customer accounted for more than 10% of the Company's aggregate net sales for the fiscal year ended December 31, 1998. In general, the backlog of orders is not significant or material to an understanding of the Company's businesses.

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

         The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $1.6 million as of December 31, 1998 for its known future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 1999 and 2000 spending on environmental capital projects to be material.

         During 1991, the Company responded to an information request regarding the Global Landfill, New Jersey site and since such time has not received any further notifications regarding such site. During 1993, the Company was named a PRP at the Delta Chemicals, Pennsylvania Superfund site, and in 1995 the Company paid a de minimis settlement of less than $20,000 at that site. During 1995, the Company paid $500 in connection with a de minimis consent order relating to the American Chemical Service site. In addition, over the past few years, the Company has received notices of potential liability relating to three Superfund sites for which the Company believes a former owner of the facilities subject to such notices will be responsible, and the Company has forwarded such notices to such former owner and has had no further involvement at those sites. In addition, during 1996 the Company answered a complaint regarding the Huth Oil, Ohio Superfund site, and during 1997 this claim was voluntarily dismissed by the plaintiffs in the action. In addition, during 1998, the Company received a notice for potential liability relating to the Pfohl Brothers Cheektowaga, New York landfill site but to date has not received any further notifications regarding such site. Although the Company endeavors to carefully manage its waste, because Superfund liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

         The Company's financial information about industry segments will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         The Company's financial information about geographic areas will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999.

ITEM 2.  PROPERTIES

         The Company and its subsidiaries use various owned and leased plants, warehouses and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of March 2, 1999, the Company had thirty non-warehouse facilities, twenty-one of which are located in the U.S., five in Canada, one in Mexico, two in the United Kingdom and one in France and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under the Company's existing credit facility.

     LOCATION                            FUNCTION                 SQUARE FOOTAGE
     --------                            --------                 --------------

DOMESTIC
--------
Avenel, NJ(1)               Extrusion                                 55,000
Bellwood, IL                Paper Converting and Film Coating         71,000
Bellwood, IL(2)             Paper Converting                          71,000
Bridgeview, IL              Paper Converting                         115,000
Chagrin Falls, OH           Paper Mill                               120,000
Cumberland, RI              Thermoforming                             60,000
Elyria, OH(3)               Extrusion                                 80,000
Grant Park, IL              Thermoforming/Engineering                184,000
Grove City, PA(4)           Thermoforming/Paper Converting           236,000
Hazleton, PA(5)             Polymerization/Extrusion                 166,000
Joliet, IL                  Paper Mill/Paper Converting              410,000
Madison, GA                 Thermoforming/Paper Converting           141,000
Manteno, IL                 Extrusion                                105,000
Newton, MA(6)               Paper and Film Converting/Coating        225,000
Peoria, IL                  Paper Mill                               234,000
Rogers, MN(7)               Thermoforming/Extrusion                  240,000
Sparks, NV(8)               Thermoforming                             40,000
Troy, OH                    Paper Converting/Coating                 320,000
Visalia, CA                 Thermoforming/Paper Converting           144,000
Wakefield, MA               Paper Converting                          98,000
Wheaton, IL                 Thermoforming/Engineering                120,000

INTERNATIONAL
-------------
Albon, France(9)            Thermoforming                             17,000
Enniskillen, Northern
  Ireland(10)               Thermoforming/Engineering                 16,000
Laval, Quebec               Thermoforming/Extrusion/Engineering       60,000
Longueuil, Quebec           Thermoforming/Paper Converting            32,000
Monterrey, Mexico(11)       Thermoforming                             24,000
Newcastle, Ontario          Extrusion                                 45,000
Sedgefield, England         Thermoforming/Extrusion                   48,000
Summerstown, Ontario        Thermoforming                             55,000
Toronto, Ontario            Paper Converting                          54,000

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

(5) Leased facility, with its lease expiring on October 4, 2003, subject to IPC's right to extend the lease for one successive five-year period upon IPC's written notice to lessor not more than 24 nor less than 6 months prior to the end of the lease term.

(6) Leased facility, with its lease expiring on December 5, 2001, with three one-year options to extend.

(7) A portion of this facility is leased with the three leases expiring on January 1, 2002, February 1, 2010 and February 1, 2010. Each of these three leases contains a three-year extension option and an option, upon specified terms and conditions, to purchase the portion of the facility subject to such lease.

(8)      Leased facility, with its lease expiring on December 31, 1999.

(9) Leased facility, with its lease expiring on March 31, 1999 and, at the Company's option, subject to a six month extension.

(10)     Leased facility, with its lease expiring on May 10, 2016.

(11)     Leased facility, with its lease expiring on December 31, 1999.

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

          NAME               AGE                                POSITION
          ----               ---                                --------
George V. Bayly              56         Director, Chairman of the Board, President and Chief
                                        Executive Officer of the Company since January 1991.

Frank V. Tannura             42         Director of the Company since August 1995. Executive Vice
                                        President and Chief Financial Officer of the Company since
                                        February 1999 and Vice President and Chief Financial Officer
                                        since October 1989.

Richard R. Cote              47         Vice President and Treasurer of the Company since August
                                        1994. Mr. Cote was Assistant Vice President and Treasurer
                                        of the Company from March 1992 to August 1994.

Thomas S. Ellsworth          53         Vice President and  General Manager of the Company since
                                        1994.  Mr. Ellsworth was Vice President of the Company's
                                        paper mill operations from 1992 to 1994.

Gene J. Gentili              50         Vice President and General Manager of the Company since
                                        1994. Vice President of Sales of the Company from 1993 to
                                        1994. Mr. Gentili was director of national accounts for the
                                        Company from 1991 to 1993.

Roger A. Kurinsky            48         Vice President and General Manager of the Company since
                                        1994. Vice President of Marketing of the Company from 1991 to 1994.

Jeremy S. Lawrence           47         Vice President of Human  Resources of the Company since May
                                        1991.

G. Douglas Patterson         41         Vice President and General Counsel of the Company since June
                                        1991.

David E. Wartner             31         Vice President and Corporate Controller of the Company since
                                        October 1998. From 1994 to 1998, Mr. Wartner was Corporate
                                        Controller of the Company. Prior to 1994, Mr. Wartner was
                                        associated with Price Waterhouse LLP.

Eugene M. Whitacre           42         Vice President and General Manager of the Company since
                                        February 1991.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to the 1997 Common Stock Offering, the Company's common stock, par value $0.01 per share, was owned entirely by certain financial investors and certain executive officers of the Company. Subsequent to the 1997 Common Stock Offering, the Company's common stock trades on the New York Stock Exchange and the Chicago Stock Exchange, under the ticker symbol IXX. The high and low sales prices for the common stock by quarter since the 1997 Common Stock Offering as reported by the New York Stock Exchange are shown below.

                                                 Prices
                  Quarter             ----------------------------
                   Ended               High                Low
                  -------             ------              -----

                  12/31/98            23 1/4              13 5/8
                  9/30/98             24 1/8              13 13/16
                  6/30/98             28 5/16             22 1/4
                  3/31/98             25 1/4              19 11/16
                  12/31/97            24                  19 9/16


         The approximate number of shareholders of record of the Company's common stock as of March 2, 1999 was 238 holders. The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors that the Company's Board of Directors may deem relevant. In addition, the Company's senior credit facility prohibits the payment of dividends on the Company's common stock.

         On October 6, 1997, the Company completed the 1997 Common Stock Offering of 9,660,000 shares of common stock of the Company pursuant to a Registration Statement on Form S-1 (File No. 33-95436), which was declared effective on September 30, 1997. In the 1997 Common Stock Offering, the Company sold to the underwriters, including Merrill Lynch & Co., Lehman Brothers and Salomon Inc., the managing underwriters, 7,960,000 previously unissued shares of common stock for an aggregate price of $118,763,200 and certain selling stockholders sold 1,700,000 outstanding shares to such underwriters for an aggregate price of $25,364,000. The Company has estimated that it incurred $1,449,200 of expenses in connection with the 1997 Common Stock Offering yielding net proceeds to the Company of $117,314,000. The Company applied all of the net proceeds of the 1997 Common Stock Offering to refinance its existing indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

         Information regarding the Company's selected financial data will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding management's discussion and analysis of financial condition and results of operation will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: raw material costs and availability (see "Business -- Raw Materials"); competition (see "Business -- Competition"); environmental matters and government regulation (see "Business -- Environmental Matters and Government Regulation"); the Company's actual performance and highly leveraged financial condition (see "-- Liquidity and Capital Resources"); the Company's computer system preparation for the year 2000 (see "--Year 2000"); and the Company's exposure to market risk (See "Quantitative and Qualitative Disclosures about Market Risk").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FOREIGN EXCHANGE
  The Company uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

  INTEREST RATES
  The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 1998 the Company had $320 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

  The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million through November 5, 2001. These collar agreements effectively fix the LIBOR base rate for $60.0 million of the Company's indebtedness at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $5.8 million as of December 31, 1998 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, supplementary data, financial information about segments and financial information about geographic areas will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and is incorporated herein by reference.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of the Company will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 11, 1999 and, to the extent required, are incorporated herein by reference:

                                                                             Annual Report to
                                                                              Securityholders
                                                                             ----------------
         Report of Independent Accountants                                         Page 47

         Consolidated Balance Sheets                                               Page 28

         Consolidated Statements of Operations                                     Page 29

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)      Page 30

         Consolidated Statements of Cash Flows                                     Page 31

         Notes to Consolidated Financial Statements                                Page 32

         (a)(2) The following Financial Statement Schedules of the Company are filed as part of this report:

         Schedule I -- Condensed Financial Information                             Page 24

         Schedule II -- Valuation and Qualifying Accounts and Reserves             Page 28


         All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the consolidated financial statements and therefore have been omitted.

(a)(3)  EXHIBITS.


                                                                  INCORPORATED BY REFERENCE
                                                                  TO THE FOLLOWING
                                                                  ----------------
EXHIBIT                                                        EXHIBIT       REGISTRATION NUMBER
NUMBER                DESCRIPTION OF DOCUMENT                  NUMBER             OR REPORT
------                -----------------------                  ------             ---------
3.1        Amended and Restated Certificate of
           Incorporation of Ivex Packaging Corporation
           ("Holdings" or "Ivex")                                3.3       Ivex Amendment No. 8
                                                                           to Form S-1
                                                                           (Registration No.
                                                                           33-95436)

3.2        Amended By-Laws of Ivex                               3.4       Ivex Amendment No. 8 to
                                                                           Form S-1 (Registration
                                                                           No. 33-95436)

3.3        Form of Certificate of Elimination of
           Senior Cumulative Exchangeable
           Preferred Stock of Ivex                               3.5       Ivex Amendment No. 8
                                                                           to Form S-1
                                                                           (Registration No.
                                                                           33-95436)

3.4        Form of Certificate of Designation,
           Preferences and Rights of Series A
           Junior Participating Preferred Stock                  4.1       Ivex 3/3/99 Form 8-K
                                                                           (File No. 33-60714)
4.1        Form of Registration Rights Agreement,
           dated as of September 30, 1997, among
           Ivex, Acadia Partners, L.P., and the other
           stockholders party thereto                            4.3       Ivex Amendment No. 8 to
                                                                           Form S-1
                                                                           (Registration No.
                                                                           33-95436)
4.2        Amended and Restated Credit Agreement, dated
           as of October 2, 1997, by and among IPC,
           Ivex, NationsBank, N.A. and Bankers Trust,
           as agents, and the guarantors and lenders
           identified on the signature pages thereto             4.2       Ivex 1997 Fom 10-K
                                                                           (File No. 33-60714)

4.3        Amended and Restated Pledge Agreement,
           dated as of October 2, 1997, among IPC,
           Ivex certain of IPC's subsidiaries and
           NationsBank, N.A. and Bankers Trust Company,
           as agents                                             4.3       Ivex 1997 Form 10-K
                                                                           (File No. 33-60714)

4.4        Form of Amended and Restated Security Agreement,
           dated as of October 2, 1997, among IPC,
           Ivex and certain of IPC's domestic subsidiaries
           and NationsBank, N.A. and Bankers Trust Company,
           as agents                                             4.4       Ivex 1997 Form 10-K
                                                                           (File No. 33-60714)

4.5        Form of Amended and Restated Mortgage and
           Security Agreement                                    4.5       Ivex 1997 Form 10-K
                                                                           (File No. 33-60714)

*4.6       Form of First Amendment to Amended and
           Restated Credit Agreement

*4.7       Form of Second Amendment to Amended and
           Restated Credit Agreement

*4.8       Form of Third Amendment to Amended and
           Restated Credit Agreement

4.9        Rights Agreement, dated as of February 10,
           1999, between Ivex and First Chicago
           Trust Company of New York                             4.1       Ivex 3/3/99 Form 8-K
                                                                           (File No. 33-60714)
10.1       Form of Ivex Senior Management Annual
           Incentive Plan(1)                                    10.1       Ivex Amendment No. 8
                                                                           to Form S-1
                                                                           (Registration No.
                                                                           33-95436)

                                                                   INCORPORATED BY REFERENCE
                                                                   TO THE FOLLOWING
                                                                   ----------------
EXHIBIT                                                       EXHIBIT       REGISTRATION NUMBER
NUMBER               DESCRIPTION OF DOCUMENT                   NUMBER             OR REPORT
------               -----------------------                   ------             ---------
*10.2      Form of Nonqualified Deferred Compensation
           Plan (1)

*10.3      Form of Nonqualified Deferred Compensation
           Trust Agreement (1)

10.4       Form of IPC Stock Purchase and Option
           Agreement, dated as of January 1, 1993,
           among IPC, Ivex, Acadia Partners, L.P.
           and each of certain senior managers of
           IPC with the Ivex Stock Purchase and
           Option Agreement attached thereto (1)               10.2       IPC 1993 Form 10-K
                                                                          (Registration No.
                                                                          33-52150)

10.5       Form of Amended and Restated IPC, Inc.
           Stock Option and Purchase Agreement and
           Amended and Restated Ivex Packaging
           Corporation Stock Option and Purchase
           Agreement, each dated as of
           January 1, 1996 (1)                                10.16       Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)

10.6       IPC Retirement Plan and Trust, as
           amended and Restated May 1, 1992 (1)                10.3       IPC Form S-1
                                                                          (Registration No.
                                                                          33-52150)

10.7       Amended and Restated Employment Agreement,
           dated as of May 30, 1996, between
           George V. Bayly and IPC (1)                        10.14       Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)

*10.8      Form of Amendment No. 1 to Amended and
           Restated Employment Agreement between
           George V. Bayly and IPC (1)

10.9       Employment Agreement, dated as of
           December 31, 1992, between IPC and
           Frank V. Tannura (1)                               10.30       IPC 6/30/93 Form 10-Q
                                                                          (File No. 33-52150)

10.10      Amendment No. 1, dated as of
           September 11, 1995, to the Employment
           Agreement, dated as of December 31, 1992,
           between IPC and Frank V. Tannura (1)               10.59       IPC 6/30/95 Form 10-Q
                                                                          (File No. 33-52150)

10.11      Amendment No. 2 to Employment Agreement,
           dated  May 30, 1996, between IPC and
           Frank V. Tannura                                   10.15       Ivex 6/30/96 Form 10-Q
                                                                          (File No. 33-60714)

                                                                INCORPORATED BY REFERENCE
                                                                TO THE FOLLOWING
                                                                ----------------
EXHIBIT                                                      EXHIBIT       REGISTRATION NUMBER
NUMBER                DESCRIPTION OF DOCUMENT                NUMBER             OR REPORT
------                -----------------------                ------             ---------
10.12      Form of Severance Agreement between the
           Company and certain named executive
           officers (1)                                        1.1       IPC 1994 Form 10-K
                                                                         (File No. 33-52150)

10.13      Form of Ivex Packaging Corporation 1997
           Long-Term Stock Incentive Plan (1)                10.45       Ivex Amendment No. 8
                                                                         to Form S-1 (Registration
                                                                         No. 33-95436)

10.14      Form of Senior Management's Promissory
           Note to IPC (1)                                   10.13       Ivex 1997 Form 10-K
                                                                         (File No. 33-60714)

10.40      Loan Agreement, dated as of December 1, 1987,
           between the County of Kankakee, Illinois and
           Ivex of Delaware, Inc. (n/k/a IPC, Inc.)          10.11       IPC Form S-1
                                                                         (Registration No.
                                                                         33-52150)

10.41      Loan Agreement, dated as of June 1, 1988,
           between the Development Authority of Morgan
           County and Ivex of Delaware, Inc.
           (n/k/a IPC, Inc.)                                 10.13       IPC Form S-1
                                                                         (Registration No.
                                                                         33-52150)

10.42      Loan Agreement, dated as of October 1, 1987,
           between the County of Will, Illinois and
           LPX, Inc (n/k/a IPC, Inc.)                        10.15       IPC Form S-1
                                                                         (Registration No.
                                                                         33-52150)

10.43      Loan Agreement, dated as of April 1, 1988,
           between the Illinois Development Finance
           Authority and Ivex of Delaware, Inc.
           (n/k/a IPC, Inc.)                                 10.17       IPC Form S-1
                                                                         (Registration No.
                                                                         33-52150)

10.44      Indenture of Trust, dated as of March 1, 1989,
           between Marine Midland Bank, N.A. and Ivex of
           Delaware, Inc. (n/k/a IPC, Inc.)                  10.19       IPC Form S-1
                                                                         (Registration No.
                                                                         33-52150)

10.45      Loan Agreement, dated November 1, 1985,
           between the Village of Bridgeview, Illinois
           and L&CP Corporation (n/k/a IPC, Inc.)            10.21       IPC Form S-1
                                                                         (Registration No.
                                                                          33-52150)

                                                                  INCORPORATED BY REFERENCE
                                                                  TO THE FOLLOWING
                                                                  ----------------
EXHIBIT                                                        EXHIBIT       REGISTRATION NUMBER
NUMBER                DESCRIPTION OF DOCUMENT                  NUMBER             OR REPORT
------                -----------------------                  ------             ---------
10.46      Loan Agreement, dated as of June 1, 1988,
           between City of Troy, Ohio and L&CP
           Corporation (n/k/a IPC, Inc.)                       10.23       IPC Form S-1
                                                                           (Registration No.
                                                                           33-52150)

10.47      Lease Agreement, dated as of December 5, 1996,
           between State Street Bank and Trust
           Company and IPC                                     10.46       Ivex 1996 Form 10-K
                                                                           (File No. 33-60714)

10.48      Lease, dated as of October 4, 1988, between
           Seymour C. Graham and Kama Corporation
           (n/k/a IPC, Inc.)                                   10.33       IPC Form S-1
                                                                           (Registration No.
                                                                           33-52150)

10.49      Amendment to Lease, dated as of
           December 20, 1988, between Seymour C. Graham
           and Kama Corporation (n/k/a IPC, Inc.)              10.34       IPC Form S-1
                                                                           (Registration No.
                                                                           33-52150)

10.50      Lease, dated June 20, 1995, between
           Howard H. Gelb and Eunice Gelb and
           Kama Corporation (n/k/a IPC, Inc.)                  10.44       Ivex 1995 Form 10-K
                                                                           (File No. 33-60714)

10.51      Industrial Building Lease, dated
           January 8, 1998, between Arapahoe Properties,
           L.L.C. and Packaging Products, Inc.                 10.25       Ivex 1997 Form 10-K
                                                                           (File No. 33-60714)

10.52      Lease, dated as of September 11, 1996, by
           and between Joseph P. Bennett and Trio
           Products, Inc                                       10.54       Ivex 1996 Form 10-K
                                                                           (File No. 33-60714)

10.53      Installment Sales Agreement, dated as of
           December 12, 1990, between Grove City
           Industrial Development Corporation and
           Ivex Converted Products Corporation
           (n/k/a IPC, Inc.)                                   10.39       IPC Form S-1
                                                                           (Registration No.
                                                                           33-52150)
*10.54     Form of Lease Agreements, dated
           May 1, 1993, November 20, 1994 and
           November 20, 1994, between Ultra Pac, Inc.
           and the landlord thereof

10.70      Tax Sharing Agreement, dated as of
           December 17, 1992, between Ivex and IPC
           and certain of IPC's subsidiaries                   10.40       Ivex Form S-4
                                                                           (Registration No.
                                                                           33-60714)

                                                               INCORPORATED BY REFERENCE
                                                               TO THE FOLLOWING
                                                               ----------------
EXHIBIT                                                     EXHIBIT       REGISTRATION NUMBER
NUMBER                DESCRIPTION OF DOCUMENT               NUMBER             OR REPORT
------                -----------------------               ------             ---------

 10.71     Form of Agreement and Plan of Merger,
           dated as of March 23, 1998, among Ivex
           Package Acquisition, Inc. and Ultra Pac,
           Inc.                                              C-1        Ivex Schedule 14D-1,
                                                                        dated 3/26/98
*13        Annual Report to Securityholders for
           the year ended December 31, 1998.


*21.1      Subsidiaries of Ivex

*23.1      Consent of PricewaterhouseCoopers LLP

 27        Financial Data Schedule, which is
           submitted electronically to the
           Securities and Exchange Commission for
           information only and not filed.

*        Filed herewith.

(1) Management contact or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

         (b)  REPORTS ON FORM 8-K.

              Form 8-K filed on March 3, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1999.

                                    IVEX PACKAGING CORPORATION

                                    By:   /s/ George V. Bayly
                                          ------------------------
                                    Name: George V. Bayly
                                    Title: President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this Report appears below hereby constitutes and appoints G. Douglas Patterson as such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 30, 1999.

     SIGNATURE                                  TITLE
     ---------                                  -----

/s/ George V. Bayly              Director, Chairman of the Board,
----------------------              President and Chief Executive Officer
George V. Bayly                     (Principal Executive Officer)


/s/ Frank V. Tannura             Director, Executive Vice President and Chief
----------------------              Financial Officer (Principal Financial
Frank V. Tannura                    Officer)


/s/ David E. Wartner             Vice President and Corporate Controller
----------------------              (Principal Accounting Officer)
David E. Wartner

/s/ Glenn R. August                  Director
----------------------
Glenn R. August

/s/ Anthony P. Scotto                Director
----------------------
Anthony P. Scotto

/s/ William J. White                 Director
----------------------
William J. White

/s/ R. James Comeaux                 Director
----------------------
R. James Comeaux

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Ivex Packaging Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1999, except Note 16 which is as of February 10, 1999, appearing on page 47 of the 1998 Annual Report to Stockholders of Ivex Packaging Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
January 25, 1999, except Note 16 which is as of February 10, 1999

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,
                                                              1998       1997
                                                              ----       ----

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                $       9  $       9
                                                           ---------  ---------
    Total current assets                                           9          9
Investment in subsidiary                                      73,418     73,418
Due from IPC, Inc.                                            24,475     13,694
                                                           ---------  ---------
    Total assets                                           $  97,902  $  87,121
                                                           =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
  Common stock, $.01 par value -- 45,000,000 shares
    authorized; 20,931,268 and 20,426,666 shares issued
    and outstanding                                              209        204
  Paid in capital in excess of par value                     339,098    328,322
  Accumulated deficit                                       (241,405)  (241,405)
                                                           ---------  ---------
    Total stockholders' equity                                97,902     87,121
                                                           ---------  ---------
  Total liabilities and stockholders' equity               $  97,902  $  87,121
                                                           =========  =========



            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    DECEMBER 31,
                                                  ----------------
                                            1998        1997         1996
                                            ----        ----         ----

Interest expense                           $          $ 11,447     $ 13,075
                                           -------    --------     --------
Loss before extraordinary loss                         (11,447)     (13,075)
Extraordinary loss                                     (22,297)
                                           -------    --------     --------
Net loss                                   $          $(33,744)    $(13,075)
                                           =======    ========     ========



See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       PAID IN                      STOCK-
                                                COMMON STOCK         CAPITAL IN                    HOLDERS'
                                                ------------          EXCESS OF     ACCUMULATED     EQUITY
                                           SHARES         AMOUNT      PAR VALUE       DEFICIT      (DEFICIT)
                                           ------         ------      ---------       -------      ---------
Balance at December 31, 1995               1,072,246        $  11      $177,375      $(194,586)     $(17,200)
  Net loss                                                                             (13,075)      (13,075)
                                          ----------         ----      --------      ---------      --------
Balance at December 31, 1996               1,072,246           11       177,375       (207,661)      (30,275)
  Issuance of management shares              218,968            2        33,824                       33,826
  Common stock split                      11,175,452          112          (112)
  Issuance of common stock                 7,960,000           79       117,235                      117,314
  Net loss                                                                             (33,744)      (33,744)
                                          ----------         ----      --------      ---------      --------
Balance at December 31, 1997              20,426,666         $204      $328,322      $(241,405)     $ 87,121
  Issuance of common stock                   500,000            5        10,702                       10,707
  Exercise of common stock options             4,602                         74                           74
                                          ----------         ----      --------      ---------      --------
Balance at December 31, 1998              20,931,268         $209      $339,098      $(241,405)     $ 97,902
                                          ==========         ====      ========      =========      ========


            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION
                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                         1998             1997              1996
                                                         ----             ----              ----
Cash flows used by operating activities:
  Net loss                                             $                  $(33,744)        $(13,075)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization of debt issue costs                                             207              264
  Non-cash interest                                                         11,223           12,801
  Extraordinary loss                                                        22,297
                                                        --------          --------         --------
                                                                               (17)             (10)
Cash flows from financing activities:
  Proceeds from issuance of stock                         10,707           117,314
  Redemption of 13 1/4% discount debentures                               (117,363)
  Debt redemption costs                                                    (20,084)
  Transfer from (to) IPC, Inc.                           (10,781)           20,132
  Exercise of common stock options                            74
                                                        --------          --------        ---------
   Net cash used by financing activities                                        (1)
                                                        --------          --------         --------
  Net decrease in cash and cash equivalents                                    (18)             (10)
  Cash and cash equivalents at beginning of
    period                                                     9                27               37
                                                        --------          --------         --------
  Cash and cash equivalents at end of period            $      9          $      9         $     27
                                                        ========          ========         ========



            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)


                                            BEGINNING                                       ENDING
                DESCRIPTION                  BALANCE       ADDITIONS     DEDUCTIONS         BALANCE
                -----------                  -------       ---------     ----------         -------
Accounts receivable -- allowance
  for doubtful accounts:
  1996                                      $ 2,012          281 (1)     $(213)(2)           2,080
  1997                                        2,080        1,050 (1)      (586)(2)           2,544
  1998                                        2,544        1,169 (1)      (846)(2)(3)        2,867
Income Taxes -- valuation allowance:
  1996                                       23,900           --        (5,710)             18,190
  1997                                       18,190           --       (15,890)(4)           2,300
  1998                                        2,300          276                             2,576


(1) Reflects additions of $388, $107 and $73 associated with acquisitions for the years ended December 31, 1998, 1997 and 1996, respectively.

(2)     Accounts charged off, less recoveries.

(3) Includes $261 as a result of the disposition of the Company's Detroit paper mill.

(4) Reflects the utilization of net operating loss carryovers for a portion of 1997 and the reversal of $13,200 of valuation allowance during the third quarter of 1997.

EXHIBIT INDEX

                                                                                              SEQUENTIALLY
EXHIBIT                                                                                         NUMBERED
NUMBER                                DESCRIPTION OF DOCUMENT                                     PAGE
------                                -----------------------                                     ----

  3.1    --    Amended and Restated Certificate of Incorporation of Ivex Packaging
               Corporation ("Holdings" or "Ivex")

  3.2    --    Amended By-Laws of Ivex

  3.3    --    Form of Certificate of Elimination of Senior Cumulative Exchangeable
               Preferred Stock of Ivex

  3.4    --    Form of Certificate of Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock

  4.1    --    Form of Registration Rights Agreement, dated as of September 30, 1997, among Ivex, Acadia Partners, L.P., and the other stockholders party thereto

  4.2    --    Amended and Restated Credit Agreement, dated as of October 2, 1997, by and among IPC, Ivex, NationsBank, N.A. and Bankers Trust, as agents, and the guarantees and lenders identified on the signature pages thereto

  4.3    --    Form of Amended and Restated Pledge Agreement, dated as of October 2, 1997, among Ivex, IPC, certain of IPC's subsidiaries and NationsBank, N.A., and
               Bankers Trust Company, as agents

  4.4    --    Form of Amended and Restated Security Agreement, dated as of October 2,
               1997, among Ivex, IPC, and certain of IPC's subsidiaries and NationsBank,
               N.A., and Bankers Trust Company, as agents

  4.5    --    Form of Amended and Restated Mortgage and Security Agreement

 *4.6    --    Form of First Amendment to Amended and Restated Credit Agreement

 *4.7    --    Form of Second Amendment to Amended and Restated Credit Agreement

 *4.8    --    Form of Third Amendment to Amended and Restated Credit Agreement

  4.9    --    Rights Agreement, dated as of February 10, 1999, between
               Ivex and First Chicago Trust Company of New York

 10.1    --    Form of Ivex Senior Management Annual Incentive Plan(1)

*10.2    --    Form of Nonqualified Deferred Compensation Plan(1)

*10.3    --    Form of Nonqualified Deferred Compensation Trust Agreement(1)

 10.4    --    Form of IPC Stock Purchase and Option Agreement, dated as of January 1,
               1993, among IPC, Ivex, Acadia Partners, L.P. and each of certain senior managers of IPC with the Ivex Stock Purchase and Option Agreement attached thereto(1)

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER                                  DESCRIPTION OF DOCUMENT                                     PAGE
------                                  -----------------------                                     ----
10.5      --    Form of Amended and Restated IPC Stock Option and Purchase Agreement and
                Amended and Restated Ivex Stock Option and Purchase Agreement, each dated as of January 1, 1996(1)

10.6      --    IPC Retirement Plan and Trust, as amended and Restated May 1, 1992(1)

10.7      --    Amended and Restated Employment Agreement, dated as of May 30, 1996, between George V. Bayly and IPC(1)

*10.8     --    Form of Amendment No. 1 to Amended and Restated Employment Agreement
                between George V. Bayly and IPC(1)

10.9      --    Employment Agreement, dated as of December 31, 1992, between IPC and Frank
                V. Tannura(1)

10.10     --    Amendment No. 1, dated as of September 11, 1995, to the Employment
                Agreement, dated as of December 31, 1992, between IPC and Frank V.
                Tannura(1)

10.11     --    Amendment No. 2 to Employment Agreement, dated May 30, 1996, between IPC and Frank V. Tannura

10.12     --    Form of Severance Agreement between the Company and certain named executive officers (1)

10.13     --    Form of Ivex Packaging Corporation 1997 Long-Term Stock Incentive Plan(1)

10.14     --    Form of Senior Management's Promissory Note to IPC(1)

10.40     --    Loan Agreement, dated as of December 1, 1987, between the County of
                Kankakee, Illinois and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

10.41     --    Loan Agreement, dated as of June 1, 1988, between the Development
                Authority of Morgan County and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

10.42     --    Loan Agreement, dated as of October 1, 1987, between the County of Will,
                Illinois and LPX, Inc. (n/k/a IPC, Inc.)

10.43     --    Loan Agreement, dated as of April 1, 1988,  between the Illinois
                Development Finance Authority and Ivex of Delaware, Inc. (n/k/a
                IPC, Inc.)

10.44     --    Indenture of Trust,  dated as of March 1,  1989,  between  Marine Midland
                Bank, N.A. and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

10.45     --    Loan Agreement, dated November 1, 1985, between the Village of
                Bridgeview, Illinois and L&CP Corporation (n/k/a IPC, Inc.)

10.46     --    Loan Agreement, dated as of June 1, 1988, between City of Troy, Ohio and
                L&CP Corporation (n/k/a IPC, Inc.)

                                                                                              SEQUENTIALLY
EXHIBIT                                                                                         NUMBERED
NUMBER                                 DESCRIPTION OF DOCUMENT                                     PAGE
------                                 -----------------------                                     ----
10.47     --    Lease Agreement, dated as of December 5, 1996, between State Street Bank and Trust Company and IPC

10.48     --    Lease, dated as of October 4, 1988, between Seymour C. Graham and Kama
                Corporation (n/k/a IPC, Inc)

10.49     --    Amendment to Lease, dated as of December 20, 1988, between Seymour
                C. Graham and Kama Corporation (n/k/a IPC, Inc.)

10.50     --    Lease, dated June 20, 1995, between Howard H. Gelb and Eunice Gelb and
                Kama Corporation (n/k/a IPC, Inc.)

10.51     --    Industrial Building Lease, dated January 8, 1998, between Arapahoe
                Properties, L.L.C. and Packaging Products, Inc.

10.52     --    Lease, dated as of September 11, 1996, by and between Joseph P. Bennett and Trio Products, Inc.

10.53     --    Installment Sales Agreement, dated as of December 12, 1990, between
                Grove City Industrial Development Corporation and Ivex Converted
                Products Corporation (n/k/a IPC, Inc.)

*10.54    --    Form of Lease Agreements, dated May 1, 1993, November 20, 1994 and
                November 20, 1994, between Ultra Pac, Inc. and the landlord thereof

10.70     --    Tax Sharing Agreement, dated as of December 17, 1992, between Ivex and
                IPC and certain of IPC's subsidiaries

10.71     --    Form of Agreement and Plan of Merger, dated as of March 23, 1998,  among
                Ivex Package Acquisition, Inc. and Ultra Pac, Inc.

*13       --    Annual Report to Securityholders for the year ended December 31, 1998

*21.1     --    Subsidiaries of Ivex

*23.1     --    Consent of PricewaterhouseCoopers LLP

*27       --    Financial Data Schedule, which is submitted electronically to the
                Securities and Exchange Commission for information only and not filed.


(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

* Filed herewith.