Form 10-Q
period 1999-03-31
IVEX PACKAGING CORP /DE/
filed 1999-05-03
CIK 900367

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999             Commission File Number 33-60714

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

         Yes   X    No
            -----     -----
         At April 30, 1999, there were 20,934,602 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                             MARCH 31,      DECEMBER 31,
                                                                                 1999             1998
                                                                                 ----             ----
Current Assets:
   Cash and cash equivalents.........................................        $   6,111         $    7,363
   Accounts receivable trade, net of allowance.......................           81,927             76,699
   Inventories.......................................................           84,784             77,509
   Prepaid expenses and other........................................            5,211              4,646
                                                                             ---------         ----------
     Total current assets............................................          178,033            166,217
                                                                             ---------         ----------
Property, Plant and Equipment:
   Buildings and improvements........................................           63,035             62,779
   Machinery and equipment...........................................          313,958            308,549
   Construction in progress..........................................           32,599             22,705
                                                                             ---------         -----------
                                                                               409,592            394,033
   Less - accumulated depreciation...................................         (173,623)          (165,207)
                                                                             ---------         ----------
                                                                               235,969            228,826
   Land..............................................................           12,432             12,538
                                                                             ---------         -----------
     Total property, plant and equipment.............................          248,401            241,364
                                                                             ---------         ----------
Other Assets:
   Goodwill, net of accumulated amortization.........................           87,429             85,823
   Deferred income taxes.............................................           13,883             16,955
   Management receivable.............................................           11,446             11,919
   Miscellaneous.....................................................           35,523             33,867
                                                                             ---------         ----------
     Total other assets..............................................          148,281            148,564
                                                                             ---------         ----------
Total Assets.........................................................        $ 574,715         $  556,145
                                                                             =========         ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt............................        $  24,999         $   23,312
   Accounts payable and accrued invoices.............................           37,676             36,744
   Accrued salary and wages..........................................           10,794             11,789
   Self insurance reserves...........................................            7,961              7,523
   Accrued rebates and discounts.....................................            6,639              7,534
   Accrued interest..................................................            4,049              3,279
   Other accrued expenses............................................           16,123             13,959
                                                                             ---------         ----------
     Total current liabilities.......................................          108,241            104,140
                                                                             ---------         ----------
Long-Term Debt.......................................................          417,949            409,071
                                                                             ---------         ----------
Other Long-Term Liabilities..........................................           17,545             17,570
                                                                             ---------         ----------
Deferred Income Taxes................................................            3,232              3,173
                                                                             ---------         ----------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized; 20,934,602 and
     20,931,268 shares issued and outstanding at
     March 31, 1999 and December 31, 1998 ...........................              209                209
   Paid in capital in excess of par value............................          339,152            339,098
   Accumulated deficit...............................................         (305,449)          (311,642)
   Accumulated other comprehensive income (loss).....................           (6,164)            (5,474)
                                                                             ---------         -----------
     Total stockholders' equity......................................           27,748             22,191
                                                                             ---------         ----------
Total Liabilities and Stockholders' Equity...........................        $ 574,715         $  556,145
                                                                             =========         ==========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           1999               1998
                                                                           ----               ----
Net sales............................................................. $     143,208     $      136,168
Cost of goods sold....................................................       106,016            104,671
                                                                       --------------    ---------------
Gross Profit..........................................................        37,192             31,497
                                                                       --------------    ---------------
Operating expenses:
Selling...............................................................         9,367              7,286
Administrative........................................................        10,538              8,538
Amortization of intangibles...........................................           645                316
                                                                       --------------    ---------------
Total operating expenses                                                      20,550             16,140
                                                                       --------------    ---------------
Income from operations................................................        16,642             15,357
Other income (expenses):
  Interest expense....................................................        (7,250)            (6,497)
  Income from equity investments .....................................           788
                                                                       --------------    ---------------
Income before income taxes............................................        10,180              8,860
Income tax provision..................................................         3,987              3,545
                                                                       --------------    ---------------
Net income............................................................ $       6,193     $        5,315
                                                                       ==============    ===============
Earnings per share:
  Basic:
    Net income........................................................ $        0.30     $         0.26
                                                                       ==============    ===============
    Weighted average shares outstanding...............................    20,933,232         20,426,666
                                                                       ==============    ===============
  Diluted:
    Net income........................................................ $        0.29     $         0.26
                                                                       ==============    ===============
    Weighted average shares outstanding...............................    21,041,258         20,651,819
                                                                       ==============    ===============



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                Paid In
                                                      Ivex Packaging            Capital
                                                       Corporation           in Excess of       Accumulated
                                                       Common Stock            Par Value          Deficit
                                                       ------------            ---------          -------

                                                   Shares        Amount
                                                   ------        ------
Balance at December 31, 1997                     20,426,666   $       204    $   328,322       $  (339,836)
   Issuance of common stock                         500,000             5         10,702

   Exercise of common stock options                   4,602                           74

   Net income                                                                                       28,194

   Other comprehensive loss (foreign currency translation adjustment)

   Comprehensive income (loss)
                                                 ----------   -----------    -----------       -----------

Balance at December 31, 1998                     20,931,268           209        339,098          (311,642)

   Exercise of common stock options                   3,334                           54

   Net income                                                                                        6,193


   Other comprehensive loss


   Comprehensive income (loss)
                                                 ----------   -----------    -----------       -----------

Balance at March 31, 1999                        20,934,602   $       209    $   339,152       $  (305,449)
                                                 ==========   ===========    ===========       ===========


                                                 Accumulated
                                                    Other         Stockholders'
                                                 Comprehensive       Equity        Comprehensive
                                                 Income (Loss)      (Deficit)      Income (Loss)
                                                 -------------      ---------      -------------



Balance at December 31, 1997                     $      (859)     $   (12,169)
   Issuance of common stock                                            10,707

   Exercise of common stock options                                        74

   Net income                                                          28,194       $    28,194

   Other comprehensive loss (foreign currency
       translation adjustment)                        (4,615)          (4,615)           (4,615)
                                                                                    -----------
   Comprehensive income (loss)                                                      $    23,579
                                                 -----------      -----------       ===========

Balance at December 31, 1998                          (5,474)          22,191

   Exercise of common stock options                                        54

   Net income                                                           6,193       $     6,193


   Other comprehensive loss                             (690)            (690)             (690)
                                                                                    -----------

   Comprehensive income (loss)                                                      $     5,503
                                                 -----------      -----------       ===========


Balance at March 31, 1999                        $    (6,164)     $    27,748
                                                 ===========      ===========




         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                           1999          1998
                                                                                           ----          ----
Cash flows from operating activities:
   Net income......................................................................    $    6,193    $    5,315
      Adjustments to reconcile net income to net cash from operating activities:
        Depreciation of properties.................................................         8,620         6,904
        Amortization of intangibles and debt issue costs...........................           860           494
        Non-cash income from equity investments....................................          (788)
        Non-cash interest (income) expense.........................................          (375)
        Deferred income taxes......................................................         3,072         2,198
                                                                                       ----------    ----------
                                                                                           17,582        14,911
     Change in operating assets and liabilities:
       Accounts receivable.........................................................        (6,445)       (5,007)
       Inventories.................................................................        (6,061)       (6,798)
       Prepaid expenses and other assets...........................................          (563)        1,133
       Accounts payable............................................................           347           330
       Accrued expenses and other liabilities......................................        (2,315)         (912)
                                                                                       ----------    ----------
     Net cash from operating activities............................................         2,545         3,657
                                                                                       ----------    ----------
Cash flows from financing activities:
   Payment of debt.................................................................        (5,831)       (4,125)
   Proceeds from revolving credit facility.........................................        15,900        12,200
   Management receivable...........................................................           473        (3,626)
   Payment of debt issue costs.....................................................                        (140)
   Other, net......................................................................          (272)         (253)
                                                                                       ----------    ----------
     Net cash from financing activities............................................        10,270         4,056
                                                                                       ----------    ----------
Cash flows from investing activities:
   Purchase of property, plant and equipment.......................................       (12,255)       (6,652)
   Acquisitions....................................................................        (1,735)
   Other, net......................................................................           (77)         (301)
                                                                                       ----------    ----------
     Net cash used by investing activities.........................................       (14,067)       (6,953)
                                                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents...............................        (1,252)          760
Cash and cash equivalents at beginning of period...................................         7,363         5,989
                                                                                       ----------    ----------
Cash and cash equivalents at end of period.........................................    $    6,111    $    6,749
                                                                                       ==========    ==========
Supplemental cash flow disclosures:
     Cash paid during the period for:
     Interest......................................................................    $    6,639    $    6,474
     Income taxes..................................................................         1,631         1,875


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

      In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

      The Company's accounting and reporting policies are summarized in Note 2 to the consolidated financial statements of the Ivex Form 10-K.

Accounts Receivable

      Accounts receivable at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                     ----              ----
        Accounts receivable...................................     $  85,079        $   79,566
        Less - Allowance for doubtful accounts................        (3,152)           (2,867)
                                                                   ----------       ------------
                                                                   $  81,927        $   76,699
                                                                   =========        ==========

   Inventories

        Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                     ----              ----
        Raw materials.........................................     $  34,661        $   34,136
        Finished goods........................................        50,123            43,373
                                                                   ---------        ----------
                                                                   $  84,784        $   77,509
                                                                   =========        ==========

NOTE 2 - LONG TERM DEBT

        At March 31, 1999 and December 31, 1998, the long-term debt of the Company was as follows:

                                                                            March 31,      December 31,
                                                                              1999             1998
                                                                              ----             ----
        Senior credit facility.......................................     $  401,450        $ 390,925
        Industrial revenue bonds.....................................         39,648           39,667
        Other .......................................................          1,850            1,791
                                                                           ---------        ---------
              Total debt outstanding.................................        442,948          432,383
        Less - Current installments of long-term debt................        (24,999)         (23,312)
                                                                          ----------        ---------
              Long-term debt.........................................     $  417,949        $ 409,071
                                                                          ==========        =========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE 3 - REPORTING SEGMENTS

        During 1999, Ivex realigned its operating segments in connection with the formation of the Technical Packaging Group which is comprised of the industrial packaging and medical & electronics product groups. The Company is divided into the Consumer Packaging and Technical Packaging operating segments based on the end use of the packaging product. All historical information has been restated to reflect the realignment.

        The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                   1999        1998
                                                ---------    ---------
Net Sales:
     Consumer Packaging .....................   $  88,463    $  66,846
     Technical Packaging ....................      54,745       69,322
                                                ---------    ---------
         Total ..............................   $ 143,208    $ 136,168
                                                =========    =========

Income Before Income Taxes:
     EBITDA:
         Consumer Packaging .................   $  19,964    $  13,468
         Technical Packaging ................       8,291       10,782
         Corporate expenses .................      (2,348)      (1,673)
                                                ---------    ---------
              Total .........................      25,907       22,577
     Depreciation expense ...................      (8,620)      (6,904)
     Amortization expense ...................        (645)        (316)
     Income from equity investments..........         788
     Interest expense .......................      (7,250)      (6,497)
                                                ---------    ---------
         Income before income taxes .........   $  10,180    $   8,860
                                                =========    =========

Purchase of Property, Plant and Equipment:
     Consumer Packaging .....................   $   6,756    $   3,435
     Technical Packaging.....................       5,144        2,633
     Corporate...............................         355          584
                                                ---------    ---------
         Total ..............................   $  12,255    $   6,652
                                                =========    =========

                                                       MARCH 31,
                                                ----------------------
                                                  1999         1998
Total Assets:                                   ---------    ---------
     Consumer Packaging .....................   $ 363,488    $ 206,292
     Technical Packaging ....................     168,288      167,737
     Corporate ..............................      42,939       64,845
                                                ---------    ---------
         Total ..............................   $ 574,715    $ 438,874
                                                =========    =========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


        The Company's historical financial results for the following quarters of 1998 have been restated to reflect the Consumer Packaging and Technical Packaging operating segments as follows:

                                                                                              THREE MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                   DECEMBER 31,  SEPTEMBER 30,    JUNE 30,
                                                                                       1998          1998           1998
                                                                                   ------------  -------------   ---------
Net Sales:
     Consumer Packaging ........................................................   $    92,379     $   92,681   $   90,014
     Technical Packaging .......................................................        61,332         67,272       66,605
                                                                                   ------------  ------------   ----------
         Total .................................................................   $   153,711     $  159,953   $  156,619
                                                                                   ===========   ============   ==========
Income Before Income Taxes:
     EBITDA:
         Consumer Packaging ....................................................   $    18,815     $   20,574   $   20,870
         Technical Packaging ...................................................        10,378         10,798        9,688
         Corporate expenses ....................................................        (1,738)        (1,961)      (2,250)
                                                                                   -----------   ------------   ----------
              Total ............................................................        27,455         29,411       28,308
     Depreciation expense ......................................................        (7,689)        (8,593)      (8,642)
     Amortization expense ......................................................          (699)          (644)        (537)
     Special benefit ...........................................................                                     2,766
     Interest expense ..........................................................        (7,609)        (7,782)      (7,673)
                                                                                   -----------   ------------   ----------
               Income before income taxes ......................................   $    11,458     $   12,392   $   14,222
                                                                                   ===========   ============   ==========
Purchase of Property, Plant and Equipment:
     Consumer Packaging ........................................................   $     6,343     $    9,406   $    5,354
     Technical Packaging .......................................................         4,512          3,076        3,873
     Corporate .................................................................           286            577           58
                                                                                   -----------   ------------   ----------
         Total .................................................................   $    11,141     $   13,059   $    9,285
                                                                                   ===========   ============   ==========
                                                                                   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                                                                       1998          1998          1998
                                                                                   -----------   ------------   ----------
Total Assets:
     Consumer Packaging ........................................................   $   347,660     $  322,478   $  312,202
     Technical Packaging .......................................................       160,838        164,021      163,556
     Corporate .................................................................        47,647         56,760       57,196
                                                                                   -----------   ------------   ----------
         Total .................................................................   $   556,145     $  543,259   $  532,954
                                                                                   ===========   ============   ==========


NOTE 4-SUBSEQUENT EVENT

        On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, Inc., headquartered in Lompoc, California for a $21,000 initial payment and payments of $1,000 per year for the next five years. Based on the operating results of the business, the purchase price could be increased by as much as $3,000 per year over the next three years. With manufacturing operations in California, Malaysia and Hong Kong, this business provides technical packaging solutions for the computer and electronics industries and has annual sales of $35,000. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility, as hereinafter defined, and will be recorded using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion addresses the consolidated financial statements of the Company. The Company owns 100% of the common stock of IPC. The Company is a holding company with no operations of its own and IPC has no contractual obligations to distribute funds to the Company. References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    Net Sales

        The Company's net sales increased by 5.2% during the first quarter of 1999 over the Company's net sales during the corresponding period in 1998. The increase primarily resulted from increased unit sales volume of extruded sheet and film and increased sales of converted plastic and paper products for food, medical and electronics applications. The increase in sales due to the second quarter 1998 acquisition of Ultra Pac, Inc. ("Ultra Pac") and the fourth quarter 1998 acquisition of the paper packaging business of Bleyer Industries, Inc. ("Bleyer Paper") was substantially offset by the fourth quarter 1998 disposition of the Company's Detroit paper mill ("Detroit"). See additional discussion in "Operating Segments".

   Gross Profit

        The Company's gross profit increased 18.1% during the first quarter of 1999 compared to the corresponding period in the prior year primarily as a result of the increased sales volume and reduced raw material costs in all businesses, particularly OPS extrusion and thermoforming. The incremental effects from Ultra Pac and Bleyer Paper were partially offset by the disposition of Detroit. Gross profit margin increased to 26.0% during the first quarter of 1999 compared to 23.1% during the first quarter of 1998. The increase in gross profit margin primarily resulted from the reduced raw material costs in all businesses and a shift in product mix due to the addition of higher gross profit margin Ultra Pac and Bleyer Paper products and the elimination of lower gross profit margin Detroit products.

    Operating Expenses

        Selling and administrative expenses increased 25.8% during the first quarter of 1999 primarily as a result of the Ultra Pac acquisition and increased corporate expenses. As a percentage of net sales, selling and administrative expenses increased to 13.9% during the first quarter of 1999 compared to 11.6% during the same period in the prior year. This increase is primarily because of the addition of Ultra Pac with higher selling expenses as a percentage of net sales, the elimination of Detroit with lower operating expenses as a percentage of net sales, and the lower net sales of the Technical Packaging segment.

        Amortization of intangibles increased 104.1% during the first quarter of 1999 compared to the same period in 1998 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Ultra Pac and Bleyer Paper acquisitions.

    Income from Operations

        Income from operations and operating margin were $16.6 million and 11.6%, respectively, during the first quarter of 1999 compared to income from operations and operating margin of $15.4 million and 11.3%, respectively, during the first quarter of 1998. The increase in operating income and margin was primarily the result of the improved sales volume and decreased raw material costs of the Company's extruded sheet and film business, converted plastic and paper products for food applications, and converted plastic products for medical and electronics applications.

    Interest Expense

        Interest expense during the first quarter of 1999 was $7.3 million compared to $6.5 million during the same period in 1998. The increase is primarily due to greater indebtedness resulting from the Ultra Pac and Bleyer Paper acquisitions in 1998 and increased working capital.

    Income Taxes

        The Company's effective tax rate for the first quarter of 1999 approximated 39% compared with 40% for the first quarter of 1998. The decrease in effective tax rate reflects a lower aggregate effective rate for foreign operations.

    Net Income

        Net income increased to $6.2 million during the first quarter of 1999 compared to net income of $5.3 million in the prior year. The increase in net income is primarily the result of the improved income from operations.

    Earnings Per Share

        Diluted earnings per share increased to $0.29 during the first quarter of 1999 compared to earnings per share of $0.26 during the first quarter of 1998. The increase is the result of the increased net income.

OPERATING SEGMENTS

Net Sales

        The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                                         Three Months Ended March 31,
                                                             ----------------------------------------------------
                                                                            (dollars in thousands)
                                                                              % of                       % of
                                                                1999        Net Sales       1998        Net Sales
                                                             -----------    ---------   -----------     ---------
        Consumer Packaging............................       $    88,463       61.8     $    66,846        49.1
        Technical Packaging...........................            54,745       38.2          69,322        50.9
                                                             -----------      -----     -----------       -----
              Total...................................       $   143,208      100.0     $   136,168       100.0
                                                             ===========      =====     ===========       =====

        Consumer Packaging net sales increased by 32.3% during the first quarter of 1999 from the corresponding period in 1998. The increase primarily results from incremental sales associated with the Ultra Pac and Bleyer Paper acquisitions and increased sales of converted plastic and paper products for food applications. During the first quarter of 1999, sales of converted plastic and paper products in the U.S. (excluding the sales relating to Ultra Pac and Bleyer Paper) increased approximately 4.0% while such sales outside of the U.S. (Europe, Canada and Mexico) increased 21.3% compared to the first quarter of 1998. The largest increases in sales outside of the U.S. occurred in the United Kingdom and Continental Europe.

        Technical Packaging net sales decreased by 21.0% during the first quarter of 1999 from the corresponding period in 1998, primarily due to the disposition of Detroit. Additionally, the decrease is due to lower unit volume of the Company's protective packaging and surface protection products as a result of, among other things, increased competition for certain of these products. As expected, the Company continues to experience significant unit volume decreases in its coated and laminated products as a result of the declining markets for these products. Sales unit volume and selling prices for the Company's recycled and specialty paper were consistent during the first quarter of 1999 compared to the first quarter of 1998.


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

        The following table sets forth information with respect to EBITDA of the Company's operating segments for the periods presented.

                                                                          Three Months Ended March 31,
                                                               -------------------------------------------------
                                                                             (dollars in thousands)
                                                                              % of                        % of
                                                                 1999       Net Sales      1998        Net Sales
                                                               ---------    ---------   ---------      ---------
        Consumer Packaging............................         $  19,964      22.6      $  13,468         20.1
        Technical Packaging...........................             8,291      15.1         10,782         15.6
        Corporate expenses............................            (2,348)       -          (1,673)          -
                                                               ---------      ----       ---------        -----
              Total...................................         $  25,907      18.1      $  22,577         16.6
                                                               =========      ====      =========        =====


        The Company's EBITDA increased 14.7% from $22.6 million to $25.9 million and EBITDA margin increased from 16.6% to 18.1% during the first quarter of 1999 compared to the same period in 1998. The 48.2%, or $6.5 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the incremental EBITDA from Ultra Pac and Bleyer Paper, increased sales volume and reduced raw material costs. The decrease in Technical Packaging's EBITDA of 23.1%, or $2.5 million is primarily due to the disposition of Detroit and decreased net sales of the Company's protective packaging, coated and laminated and surface protection product lines. The increase in Corporate expenses is primarily the result of an increase in human resources required as a result of the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had cash and cash equivalents of $6.1 million and availability under the revolving credit portion of its Senior Credit Facility (the "Senior Credit Facility") was $90.7 million. The Company's working capital at March 31, 1999 was $69.8 million.

        The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

        The Senior Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $265.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and
$26.25 million in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of March 31, 1999, such rate was LIBOR plus 1.125%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of March 31, 1999, such rate for the Term B Loan was LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

        IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Senior Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

        In order to reduce the impact of changes in interest rates on its variable rate debt, the Company entered into interest rate derivative instruments discussed in "Quantitative and Qualitative Disclosures About Market Risk".

        The Company made capital expenditures of $12.3 million and $6.7 million in the three months ended March 31, 1999 and 1998, respectively. At March 31, 1999, the Company has a significant number of capital projects ongoing in all major business groups. Capital spending for 1999 is expected to be slightly greater than $40.0 million.

        On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, Inc., headquartered in Lompoc, California for a $21.0 million initial payment and payments of $1.0 million per year for the next five years. Based on the operating results of the business, the purchase price could be increased by as much as $3.0 million per year over the next three years. With manufacturing operations in California, Malaysia and Hong Kong, this business provides technical packaging for the computer and electronics industries and has annual sales of $35.0 million. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility and will be recorded using the purchase method of accounting.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued FAS 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories - fair value and cash flow hedges - which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. The statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of the adoption of FAS 133 on the Company's financial position and results of operations.

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

        The Company initiated a company-wide program to prepare its computer systems and applications for the year 2000. The initial focus of the Company's compliance contained the following steps: assessment of the issue; planning the conversion; plan implementation; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacements or outsourcing. Through March 1999, the assessment and planning phases have been completed for all systems. A majority of the Company's facilities has already implemented or is in the process of implementing one information technology system (the "IT system"). The implementation of the IT system began in the mid-1990's as a strategic effort to upgrade the Company's computer systems. Based on vendor representation and in-house testing, the Company believes the IT system is Year 2000 compliant. All facilities that are not implementing the IT system have information technology systems that are believed to be Year 2000 compliant, based on vendor representation and in-house testing. The Company's objective is to become Year 2000 compliant with all mission critical activities and systems by September 1999, allowing substantial time for further testing, verification and the final completion of less important systems by fourth quarter 1999. Contingency plans are currently being developed.

        In addition to the information technology system review noted above, the Company has initiated processes to review and to modify where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to information technology systems, facility management and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. In relation to the Company's vendors, the Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. The Company expects to complete its evaluation by September 1999. The Company cannot give any assurances that another company's failure to become compliant will not have an effect on the Company. However, the Company believes that any noncompliance by its vendors should not have a material adverse effect on the Company, although there can be no assurances that this will be the case.

        The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

        The Company expects to incur internal and external expenses related to its remediation of the Year 2000 issue. Testing and remediation efforts are expected to cost approximately $180,000, of which $105,000 has already been incurred. These costs will be treated as period costs and expensed as incurred.

        Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company feels that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurances that this will be the case.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

        The Company uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

Interest Rates

        The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 1999, the Company had $320 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earning or cash flows.

        The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million through November 5, 2001. These collar agreements effectively fix the LIBOR base rate for $60.0 million of the Company's indebtedness at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $3.0 million as of March 31, 1999 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and - Year 2000" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's actual performance, highly leveraged financial condition, exposure to market risk and readiness for the Year 2000 issue (see "-- Liquidity and Capital Resources, Quantitative and Qualitative Disclosures About Market Risk and - Year 2000" above).

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which Ivex or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On February 10, 1999, the Corporation adopted a shareholder rights plan pursuant to which each holder of a share of common stock of the Corporation was distributed a right to purchase from the Company certain securities of the Company in accordance with the terms of the Rights Agreement, dated as of February 10, 1999, between Ivex Packaging Corporation and First Chicago Trust Company of New York, as Rights Agent.

ITEM 5.  OTHER INFORMATION.

        On February 10, 1999, the Corporation adopted a shareholder rights plan and executed the Rights Agreement, dated as of February 10, 1999 with First Chicago Trust Company of New York, as Rights Agent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) 10.55 Lease Agreement, dated as of April 16, 1999, between Pactuco Acquisition, Inc. and Gowing Leasing Company.

        (b) A Report on Form 8-K was filed with the Securities and Exchange Commission on March 3, 1999 in connection with the adoption of the Corporation's Shareholder Rights Plan.


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IVEX PACKAGING CORPORATION




                                       By:     /s/ Frank V. Tannura
                                          ---------------------------------
                                            Frank V. Tannura
                                            Executive Vice President and
                                            Principal Financial Officer

April 30, 1999
(Date)