Form 10-Q
period 1999-06-30
IVEX PACKAGING CORP /DE/
filed 1999-08-12
CIK 900367

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 -------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 -------------


For the Quarter Ended June 30, 1999              Commission File Number 33-60714

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

         At August 11, 1999, there were 20,947,269 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                             JUNE 30,       DECEMBER 31,
                                                                                 1999             1998
                                                                                 ----             ----
Current Assets:
   Cash and cash equivalents.........................................      $       5,579       $      7,363
   Accounts receivable trade, net of allowance.......................             90,765             76,699
   Inventories.......................................................             88,093             77,509
   Prepaid expenses and other........................................              6,069              4,646
                                                                           -------------       ------------
     Total current assets............................................            190,506            166,217
                                                                           -------------       ------------
Property, Plant and Equipment:
   Buildings and improvements........................................             63,208             62,779
   Machinery and equipment...........................................            324,802            308,549
   Construction in progress..........................................             36,619             22,705
                                                                           -------------       ------------
                                                                                 424,629            394,033
   Less - accumulated depreciation...................................           (182,084)          (165,207)
                                                                           -------------       ------------
                                                                                 242,545            228,826
   Land..............................................................             12,428             12,538
                                                                           -------------       ------------
     Total property, plant and equipment.............................            254,973            241,364
                                                                           -------------       ------------
Other Assets:
   Goodwill, net of accumulated amortization.........................            104,096             85,823
   Deferred income taxes.............................................              9,862             16,955
   Management receivable.............................................             10,452             11,919
   Miscellaneous.....................................................             37,168             33,867
                                                                           -------------       ------------
     Total other assets..............................................            161,578            148,564
                                                                           -------------       ------------
Total Assets.........................................................      $     607,057       $    556,145
                                                                           =============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt............................      $      26,358       $     23,312
   Accounts payable and accrued invoices.............................             46,174             36,744
   Accrued salary and wages..........................................             11,104             11,789
   Self insurance reserves...........................................              7,174              7,523
   Accrued rebates and discounts.....................................              6,555              7,534
   Accrued interest..................................................              4,311              3,279
   Other accrued expenses............................................             14,498             13,959
                                                                           -------------       ------------
     Total current liabilities.......................................            116,174            104,140
                                                                           -------------       ------------
Long-Term Debt.......................................................            434,568            409,071
                                                                           -------------       ------------
Other Long-Term Liabilities..........................................             17,029             17,570
                                                                           -------------       ------------
Deferred Income Taxes................................................              3,738              3,173
                                                                           -------------       ------------
Stockholders' Equity :
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,944,602 and 20,931,268 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively ..............                209                209
   Paid in capital in excess of par value............................            339,311            339,098
   Accumulated deficit...............................................           (297,323)          (311,642)
   Accumulated other comprehensive income (loss).....................             (6,649)            (5,474)
                                                                           -------------       ------------
     Total stockholders' equity .....................................             35,548             22,191
                                                                           -------------       ------------
Total Liabilities and Stockholders' Equity ..........................      $     607,057       $    556,145
                                                                           =============       ============

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 Quarter Ended              Six Months Ended
                                                                   June 30,                     June 30,
                                                          -------------------------  ---------------------------
                                                              1999         1998             1999         1998
                                                              ----         ----             ----         ----
Net sales.............................................   $   160,331   $    156,619   $    303,539   $    292,787
Cost of goods sold....................................       119,976        118,644        225,992        223,315
                                                         -----------   ------------   ------------   ------------
Gross profit..........................................        40,355         37,975         77,547         69,472
                                                         -----------   ------------   ------------   ------------
Operating expenses:
   Selling............................................         9,740          8,396         19,107         15,682
   Administrative.....................................        10,318          7,147         20,856         15,685
   Amortization of intangibles........................           751            537          1,396            853
                                                         -----------   ------------   ------------   ------------
Total operating expenses..............................        20,809         16,080         41,359         32,220
                                                         -----------   ------------   ------------   ------------
Income from operations................................        19,546         21,895         36,188         37,252
Other income (expense):
   Interest expense...................................        (7,278)        (7,673)       (14,528)       (14,170)
   Income from equity investments.....................           923                         1,711
                                                         -----------   ------------   -------------  ------------
Income before income taxes............................        13,191         14,222         23,371         23,082
Income tax provision .................................         5,065          5,792          9,052          9,337
                                                         -----------   ------------   ------------   ------------
Net income ...........................................   $     8,126   $      8,430   $     14,319   $     13,745
                                                         ===========   ============   ============   ============
Earnings per share:
   Basic:
      Net income .....................................   $      0.39   $       0.41   $       0.68   $       0.67
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    20,936,910     20,617,019     20,935,071     20,521,843
                                                         ===========   ============   ============   ============
   Diluted:
      Net income .....................................   $      0.39   $       0.40   $       0.68   $       0.66
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    21,051,656     20,881,198     21,046,457     20,766,509
                                                         ===========   ============   ============   ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                            Ivex Packaging
                                                             Corporation             Paid in                      Accumulated
                                                             Common Stock            Capital                         Other
                                                         ---------------------    In Excess of    Accumulated    Comprehensive
                                                         Shares         Amount      Par Value       Deficit      Income (Loss)
                                                         ------         ------      ---------       -------      -------------

Balance at December 31, 1997........................   20,426,666       $ 204      $  328,322      $ (339,836)    $      (859)
   Issuance of common stock.........................      500,000           5          10,702
   Exercise of common stock options.................        4,602                          74
   Net income.......................................                                                   28,194
   Other comprehensive loss (foreign currency
     translation adjustment)........................                                                                   (4,615)

   Comprehensive income (loss)......................
                                                      ------------      -----      ----------      -----------    -----------
Balance at December 31, 1998........................   20,931,268         209         339,098        (311,642)         (5,474)
   Exercise of common stock options.................       13,334                         213
   Net income.......................................                                                   14,319
   Other comprehensive loss ........................                                                                   (1,175)

   Comprehensive income (loss)......................
                                                      ------------      -----      ----------      -----------    -----------
Balance at June 30, 1999............................    20,944,602      $ 209      $  339,311      $ (297,323)    $    (6,649)
                                                      ============      =====      ==========      ===========    ===========


                                                           Stockholders'
                                                               Equity            Comprehensive
                                                             (Deficit)           Income (Loss)
                                                             ---------           -------------
Balance at December 31, 1997........................       $   (12,169)
   Issuance of common stock.........................            10,707
   Exercise of common stock options.................                74
   Net income.......................................            28,194            $    28,194
   Other comprehensive loss (foreign currency
     translation adjustment)........................            (4,615)                (4,615)
                                                                                  -----------
   Comprehensive income (loss)......................                              $    23,579
                                                           -----------            ===========
Balance at December 31, 1998........................            22,191
   Exercise of common stock options.................               213
   Net income.......................................            14,319            $    14,319
   Other comprehensive loss ........................            (1,175)                (1,175)
                                                                                  -----------
   Comprehensive income (loss)......................                              $    13,144
                                                           -----------            ===========
Balance at June 30, 1999............................       $    35,548
                                                           ===========




         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                           1999          1998
                                                                                           ----          ----
Cash flows from operating activities:
   Net income .....................................................................    $   14,319    $   13,745
     Adjustments to reconcile net income to net cash from operating activities:
       Depreciation of properties..................................................        17,642        15,546
       Amortization of intangibles and debt issue costs............................         1,829         1,216
       Non-cash income from equity investments.....................................        (1,711)
       Non-cash interest income....................................................          (750)
       Deferred income taxes.......................................................         7,093         6,384
                                                                                       ----------    ----------
                                                                                           38,422        36,891
     Change in operating assets and liabilities:
       Accounts receivable.........................................................       (10,601)       (9,633)
       Inventories.................................................................        (6,542)       (4,830)
       Prepaid expenses and other assets...........................................        (1,268)         (207)
       Accounts payable............................................................         3,947        (7,193)
       Accrued expenses and other liabilities......................................        (4,972)       (3,977)
                                                                                       ----------    ----------
     Net cash from operating activities............................................        18,986        11,051
                                                                                       ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of stock.................................................                      10,707
   Payment of debt.................................................................       (11,206)      (26,617)
   Proceeds from revolving credit facility.........................................        39,200        89,400
   Issuance of management loans....................................................                      (3,682)
   Repayment of management loans...................................................         1,467         2,726
   Other, net......................................................................          (543)         (709)
                                                                                       ----------    ----------
     Net cash from financing activities............................................        28,918        71,825
                                                                                       ----------    ----------
Cash flows from investing activities:
   Purchase of property, plant and equipment.......................................       (24,429)      (15,937)
   Acquisitions....................................................................       (22,458)      (67,625)
   Other, net......................................................................        (2,801)          102
                                                                                       ----------    ----------
     Net cash used by investing activities.........................................       (49,688)      (83,460)
                                                                                       ----------    ----------
Net decrease in cash and cash equivalents..........................................        (1,784)         (584)
Cash and cash equivalents at beginning of period...................................         7,363         5,989
                                                                                       ----------    ----------
Cash and cash equivalents at end of period.........................................    $    5,579    $    5,405
                                                                                       ==========    ==========

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest......................................................................    $   13,813    $   14,762
     Income taxes..................................................................         4,346         2,330



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

Accounts Receivable

        Accounts receivable at June 30, 1999 and December 31, 1998 consist of the following:

                                                                   June 30,        December 31,
                                                                     1999              1998
                                                                     ----              ----
        Accounts receivable...................................     $  94,107        $   79,566
        Less - Allowance for doubtful accounts................        (3,342)           (2,867)
                                                                   ---------        ----------
                                                                   $  90,765        $   76,699
                                                                   =========        ==========

Inventories

        Inventories at June 30, 1999 and December 31, 1998 consist of the following:

                                                                   June 30,        December 31,
                                                                     1999              1998
                                                                     ----              ----
        Raw materials.........................................     $  38,988        $   34,136
        Finished goods........................................        49,105            43,373
                                                                   ---------        ----------
                                                                   $  88,093        $   77,509
                                                                   =========        ==========

NOTE 2 - LONG TERM DEBT

        At June 30, 1999 and December 31, 1998, the long-term debt of the Company was as follows:


                                                                            June 30,       December 31,
                                                                              1999             1998
                                                                              ----             ----
        Senior credit facility.......................................     $  419,375        $ 390,925
        Industrial revenue bonds.....................................         39,629           39,667
        Other .......................................................          1,922            1,791
                                                                          ----------        ---------
              Total debt outstanding.................................        460,926          432,383
        Less - Current installments of long-term debt................        (26,358)         (23,312)
                                                                          ----------        ---------
              Long-term debt.........................................     $  434,568        $ 409,071
                                                                          ==========        =========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - REPORTING SEGMENTS

        During 1999, Ivex realigned its operating segments in connection with the formation of the Technical Packaging Group which is comprised of the industrial packaging and medical & electronic product groups. The Company is divided into the Consumer Packaging and Technical Packaging operating segments based on the end use of the packaging product. All historical information has been restated to reflect the realignment.

        The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:

                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                            -------------------------------     ------------------------------
                                                 1999              1998             1999              1998
                                            -------------     -------------     ------------     -------------
Net Sales:
       Consumer Packaging...............    $      98,232     $      90,014     $    186,695     $     156,860
       Technical Packaging..............           62,099            66,605          116,844           135,927
                                            -------------     -------------     ------------     -------------
                   Total................    $     160,331     $     156,619     $    303,539     $     292,787
                                            =============     =============     ============     =============

Income Before Income Taxes:
       EBITDA:
               Consumer Packaging.......    $      21,707     $      20,870     $     41,671     $      34,338
               Technical Packaging......            9,487             9,688           17,778            20,470
               Corporate Expense........           (1,875)           (2,250)          (4,223)           (3,923)
                                            -------------     -------------     ------------     -------------
                          Total.........           29,319            28,308           55,226            50,885
       Depreciation expense.............           (9,022)           (8,642)         (17,642)          (15,546)
       Amortization expense.............             (751)             (537)          (1,396)             (853)
       Special benefit..................                              2,766                              2,766
       Income from equity investments...              923                              1,711
       Interest expense.................           (7,278)           (7,673)         (14,528)          (14,170)
                                            -------------     -------------     ------------     -------------
               Income before income taxes   $      13,191     $      14,222     $     23,371     $      23,082
                                            =============     =============     ============     =============

Purchase of Property, Plant and Equipment:
       Consumer Packaging...............    $       8,945     $       5,354     $     15,701     $       8,789
       Technical Packaging..............            2,783             3,873            7,927             6,506
       Corporate........................              446                58              801               642
                                            -------------     -------------     ------------     -------------
                          Total.........    $      12,174     $       9,285     $     24,429     $      15,937
                                            =============     =============     ============     =============

                                                        JUNE 30,
                                            -------------------------------
Total Assets:                                    1999              1998
                                            -------------     -------------
       Consumer Packaging ..............    $     372,262     $     312,202
       Technical Packaging .............          198,269           163,556
       Corporate                                   36,526            57,196
                                            -------------     -------------
                      Total.............    $     607,057     $     532,954
                                            =============     =============

                           IVEX PACKAGING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONSOLIDATED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - ACQUISITIONS

        On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, Inc. ("Pactuco"), headquartered in Lompoc, California for a $21,000 initial payment and payments of $1,000 per year for the next five years. Based on the operating results of the business, the purchase price could be increased by as much as $3,000 per year over the next three years. With manufacturing operations in California, Malaysia and Hong Kong, this business provides technical packaging solutions for the computer and electronics industries and has annual sales of $35,000. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility, as hereinafter defined, and was recorded using the purchase method of accounting.

        On July 30, 1999, Ivex acquired all of the outstanding stock of F.T.S. Holdings B.V. ("Folietechniek") headquartered in Raamsdonksveer, Netherlands. Folietechniek is a manufacturer of extruded plastic products and has annual sales of approximately $13,000. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility, as hereinafter defined, and will be recorded using the purchase method of accounting.

NOTE 5 - SECONDARY OFFERING AND SPECIAL BENEFIT

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net Sales

        The Company's net sales increased by 2.4% during the second quarter of 1999 over the Company's net sales during the corresponding period in 1998. The increase primarily resulted from increased sales of converted plastic and paper products for food, medical and electronics applications. The strongest growth in net sales resulted from the Company's facilities outside of the United States and Canada. The increase in sales was also due to the second quarter 1998 acquisition of Ultra Pac, Inc. ("Ultra Pac"), the fourth quarter 1998 acquisition of the paper packaging business of Bleyer Industries, Inc. ("Bleyer Paper") and the second quarter 1999 acquisition of Pactuco as substantially offset by the fourth quarter 1998 disposition of the Company's Detroit paper mill ("Detroit"). See additional discussion in "Operating Segments".

     Gross Profit

        The increase in the Company's gross profit for the second quarter of 1999 compared to the corresponding period in the prior year is primarily the result of the Ultra Pac, Bleyer Paper and Pactuco acquisitions, partially offset by the disposition of Detroit. Gross profit margin increased to 25.2% during the second quarter of 1999 compared to 24.2% during the second quarter of 1998. The increase in gross profit margin primarily resulted from a shift in product mix due to the addition of higher gross profit margin Ultra Pac, Bleyer Paper and Pactuco products and the elimination of lower gross profit margin Detroit products.

     Operating Expenses

        Selling and administrative expenses (excluding the special benefit in 1998 discussed below), increased 9.6% during the second quarter of 1999 primarily as a result of the Ultra Pac, Bleyer Paper and Pactuco acquisitions and increased sales and management resources for most businesses. The increase was partially offset by decreased incentive compensation expense. As a percentage of net sales, selling and administrative expenses (excluding the special benefit in 1998 discussed below) increased to 12.5% during the second quarter of 1999 compared to 11.7% during the same period in the prior year. This increase is primarily due to the elimination of Detroit with lower operating expenses as a percentage of net sales.

        Amortization of intangibles increased 39.9% during the second quarter of 1999 compared to the same period in 1998 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Ultra Pac acquisition.

        Administrative expense for the quarter ended June 30, 1998 includes a special benefit of $2.8 million. In conjunction with the sale of their stock, the Management Stockholders repaid loans from the Company aggregating $2.7 million. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. Further, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2.8 million during the second quarter of 1998.

     Income from Operations

        Income from operations and operating margin were $19.5 million and 12.2%, respectively, during the second quarter of 1999 compared to income from operations of $21.9 million and 14.0%, respectively, during the second quarter of 1998. Excluding the special benefit recognized during the second quarter of 1998, income from operations and operating margin were $19.1 million and 12.2%, respectively. The increase in operating income is primarily the result of the recent acquisitions.

     Interest Expense

        Interest expense during the second quarter of 1999 was $7.3 million compared to $7.7 million during the same period in 1998. The decrease in interest expense primarily results from decreased interest rates on borrowings and increased interest income, partially offset by greater aggregate indebtedness.

     Income from Equity Investments

        Income from equity investments primarily results from the Company's equity interest in the net income of Packaging Holdings, LLC. The Company acquired its equity interest in Packaging Holdings, LLC during the fourth quarter of 1998 in exchange for the assets of Detroit.

     Income Taxes

        The Company's effective tax rate for the second quarter of 1999 approximated 39% compared with 41% for the second quarter of 1998. The decrease in effective tax rate reflects a lower aggregate effective rate for foreign operations.

     Net Income

        Net income decreased to $8.1 million during the second quarter of 1999 compared to net income of $8.4 million in the prior year. The decrease is primarily the result of the special benefit recorded during the quarter ended June 30, 1998.

     Earnings Per Share

        Diluted earnings per share decreased to $0.39 during the second quarter of 1999 compared to earnings per share of $0.40 during the second of 1998. The decrease is primarily the result of the special benefit recorded during the quarter ended June 30, 1998.

OPERATING SEGMENTS

     Net Sales

        The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                                          Three Months Ended June 30,
                                                              ---------------------------------------------------
                                                                             (dollars in thousands)
                                                                              % of                        % of
                                                                 1999       Net Sales      1998         Net Sales
                                                              ----------   ----------   -----------    ----------
        Consumer Packaging ............................       $   98,232         61.3   $    90,014          57.5
        Technical Packaging ...........................           62,099         38.7        66,605          42.5
                                                              ----------   ----------   -----------    ----------
             Total ....................................       $  160,331        100.0   $   156,619         100.0
                                                              ==========   ==========   ===========    ==========

        Consumer Packaging net sales increased by 9.1% during the second quarter of 1999 from the corresponding period in 1998. The increase primarily results from incremental sales associated with the Ultra Pac and Bleyer Paper acquisitions and increased sales of converted plastic and paper products for food applications. During the second quarter of 1999, sales of converted plastic and paper products in the U.S. (excluding the sales relating to Ultra Pac and Bleyer Paper) increased approximately 3.6% while such sales outside of the U.S. (Europe, Canada and Mexico) increased approximately 20.4% compared to the second quarter of 1998. The largest increases in sales outside of the U.S. occurred in the United Kingdom and Continental Europe.

        Technical Packaging net sales decreased by 6.8% during the second quarter of 1999 from the corresponding period in 1998, primarily due to the disposition of Detroit partially offset by increased sales of plastic products for medical and electronics applications. Additionally, the Company continues to experience significant unit volume decreases in its coated and laminated products as a result of the declining markets for these products. Increased sales unit volume was offset by decreased selling prices for the Company's surface protection, protective packaging and manufactured paper products during the second quarter of 1999 compared to the second quarter of 1998.

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

        The following table sets forth information with respect to EBITDA of the Company's operating segments for the periods presented:

                                                                          Three Months Ended June 30,
                                                              ---------------------------------------------------
                                                                             (dollars in thousands)
                                                                              % of                        % of
                                                                 1999       Net Sales      1998         Net Sales
                                                              ----------   ----------   -----------    ----------
        Consumer Packaging ............................       $   21,707         22.1   $    20,870          23.2
        Technical Packaging ...........................            9,487         15.3         9,688          14.5
        Corporate Expense..............................           (1,875)                    (2,250)
                                                              ----------   ----------   -----------    ----------
             Total ....................................       $   29,319         18.3   $    28,308          18.1
                                                              ==========   ==========   ===========    ==========

        The Company's EBITDA increased 3.6% from $28.3 million to $29.3 million and EBITDA margin increased from 18.1% to 18.3% during the second quarter of 1999 compared to the same period in 1998. The 4.0%, or $0.8 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the incremental EBITDA from Ultra Pac and Bleyer Paper. The decrease in Technical Packaging's EBITDA of 2.1%, or $ 0.2 million is primarily due to the disposition of Detroit. The decrease in Corporate expense is primarily the result of reduced incentive compensation expense offset by an increase in human resources required as a result of the Company's growth.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net Sales

        The Company's net sales increased by 3.7% during the first six months of 1999 over the Company's net sales during the corresponding period in 1998. The increase primarily resulted from increased unit sales volume of extruded sheet and film and increased sales of converted plastic and paper products for food, medical and electronics applications. The increase in sales also was due to the Ultra Pac, Bleyer Paper and Pactuco acquisitions as substantially offset by the fourth quarter 1998 disposition of Detroit. See additional discussion in "Operating Segments".

     Gross Profit

        The Company's gross profit increased 11.6% during the first six months of 1999 compared to the corresponding period in the prior year primarily as a result of the incremental effects from the Ultra Pac, Bleyer Paper and Pactuco acquisitions partially offset by the disposition of Detroit. Gross profit margin increased to 25.5% during the first six months of 1999 compared to 23.7% during the first six months of 1998. The increase in gross profit margin primarily resulted from the reduced raw material costs in most businesses and a shift in product mix due to the addition of higher gross profit margin Ultra Pac, Bleyer Paper and Pactuco products and the elimination of lower gross profit margin Detroit products.

     Operating Expenses

        Selling and administrative expenses (excluding the special benefit in 1998 discussed below) increased 17.1% during the first six months of 1999 primarily as a result of the Ultra Pac, Bleyer Paper and Pactuco acquisitions. As a percentage of net sales, selling and administrative expenses (excluding the special benefit in 1998 discussed below) increased to 13.2% during the first six months of 1999 compared to 11.7% during the same period in the prior year. This increase is primarily because of the addition of Ultra Pac and Pactuco with higher selling expenses as a percentage of net sales and the elimination of Detroit with lower operating expenses as a percentage of net sales.

        Amortization of intangibles increased 63.7% during the first six months of 1999 compared to the same period in 1998 as a result of increased goodwill and non-compete agreement amortization associated with the Ultra Pac and Bleyer Paper acquisitions.

        Administrative expense for the six months ended June 30, 1998 includes a special benefit of $2.8 million. In conjunction with the sale of their stock, the Management Stockholders repaid loans from the Company aggregating $2.7 million. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. Further, the Company recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2.8 million during the second quarter of 1998.

     Income from Operations

        Income from operations and operating margin were $36.2 million and 11.9%, respectively, during the first six months of 1999 compared to income from operations and operating margin of $37.3 million and 12.7%, respectively, during the first six months of 1998. Excluding the special benefit, income from operations and operating margin were $34.5 million and 11.8%, respectively, during the six months ended June 30, 1998. The increase in operating income and margin was primarily the result of the Ultra Pac, Bleyer Paper and Pactuco acquisitions and decreased raw material costs for most businesses.

     Interest Expense

        Interest expense during the first six months of 1999 was $14.5 million compared to $14.2 million during the same period in 1998. The increase is primarily due to greater indebtedness partially offset by decreased interest rates on borrowings and increased interest income. The greater indebtedness primarily results from the Ultra Pac, Bleyer Paper and Pactuco acquisitions and increased working capital.

     Income from Equity Investments

        Income from equity investments primarily results from the Company's equity interest in the net income of Packaging Holdings, LLC. The Company acquired its equity interest in Packaging Holdings, LLC during the fourth quarter of 1998 in exchange for the assets of Detroit.

     Income Taxes

        The Company's effective tax rate for the first six months of 1999 approximated 39% compared with 40% for the first six months of 1998. The decrease in effective tax rate reflects a lower aggregate effective rate for foreign operations.

     Net Income

        Net income increased to $14.3 million during the first six months of 1999 compared to net income of $13.7 million in the prior year. The increase in net income is primarily the result of the improved income from operations and the income from equity investments.

     Earnings Per Share

        Diluted earnings pre share increased to $0.68 during the first six months of 1999 compared to earnings per share of $0.66 during the first six months of 1998. The increase is the result of the increased net income.

OPERATING SEGMENTS

     Net Sales

        The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                                           Six Months Ended June 30,
                                                              ---------------------------------------------------
                                                                             (dollars in thousands)
                                                                              % of                        % of
                                                                 1999       Net Sales      1998         Net Sales
                                                              ----------   ----------   -----------    ----------
        Consumer Packaging ............................       $  186,695         61.5   $   156,860          53.6
        Technical Packaging ...........................          116,844         38.5       135,927          46.4
                                                              ----------   ----------   -----------    ----------
             Total ....................................       $  303,539        100.0   $   292,787         100.0
                                                              ==========   ==========   ===========    ==========

        Consumer Packaging net sales increased by 19.0% during the first six months of 1999 from the corresponding period in 1998. The increase primarily results from incremental sales associated with the Ultra Pac and Bleyer Paper acquisitions and increased sales of converted plastic and paper products for food applications. During the first six months of 1999, sales of converted plastic and paper products in the U.S. (excluding the sales relating to Ultra Pac and Bleyer Paper) increased approximately 5.6% while such sales outside of the U.S. (Europe, Canada and Mexico) increased 21.3% compared to the first six months of 1998. The largest increase in sales outside of the U.S. occurred in the United Kingdom and Continental Europe.

        Technical Packaging net sales decreased by 14.0% during the first six months of 1999 from the corresponding period in 1998, primarily due to the disposition of Detroit. Additionally, the Company continues to experience significant unit volume decreases in its coated and laminated products as a result of the declining markets for these products. Increased sales unit volume was offset by decreased selling prices for the Company's surface protection, protective packaging and manufactured paper products during the first six months of 1999 compared to 1998.

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

        The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented:

                                                                           Six Months Ended June 30,
                                                              ---------------------------------------------------
                                                                             (dollars in thousands)
                                                                              % of                        % of
                                                                 1999       Net Sales      1998         Net Sales
                                                              ----------   ----------   -----------    ----------
        Consumer Packaging ............................       $   41,671         22.3   $    34,338          21.9
        Technical Packaging ...........................           17,778         15.2        20,470          15.1
        Corporate Expense..............................           (4,223)                    (3,923)
                                                              ----------   ----------   -----------    ----------
             Total ....................................       $   55,226         18.2   $    50,885          17.4
                                                              ==========   ==========   ===========    ==========

        The Company's EBITDA increased 8.5% from $50.9 million to $55.2 million and EBITDA margin increased from 17.4% to 18.2% during the first six months of 1999 compared to the same period in 1998. The 21.4%, or $7.3 million, increase in Consumer Packaging's EBITDA is primarily attributable to the incremental EBITDA from Ultra

Pac and Bleyer Paper, increased sales volume and reduced raw material costs. The decrease in Technical Packaging's EBITDA of 13.2%, or $2.7 million is primarily due to the disposition of Detroit and decreased sales in the first quarter of 1999 for the Company's protective packaging and surface protection product lines. The increase in Corporate expenses is primarily the result of an increase in human resources required as a result of the Company's growth partially offset by reduced incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, the Company had cash and cash equivalents of $5.6 million and availability under the revolving credit portion of its Senior Credit Facility (the "Senior Credit Facility") was $68.2 million. The Company's working capital at June 30, 1999 was $74.3 million.

        The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

        The Senior Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $265.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and
$26.25 million in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of June 30, 1999, such rate was LIBOR plus 1.125%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of June 30, 1999, such rate for the Term B Loan was LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

        The Company made capital expenditures of $24.4 million and $15.9 million in the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, the Company has a significant number of capital projects ongoing in all major business groups. Capital spending for 1999 is expected to range from $45.0 million to $48.0 million.

        On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, Inc., headquartered in Lompoc, California for a $21.0 million initial payment and payments of $1.0 million per year for the next five years. Based on the operating results of the business, the purchase price could be increased by as much as $3.0 million per year over the next three years. With manufacturing operations in California, Malaysia and Hong Kong, this business provides technical packaging for the computer and electronics industries and has annual sales of $35.0 million. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility and was recorded using the purchase method of accounting.

        On July 30, 1999, Ivex acquired all of the outstanding stock of Folietechniek headquartered in Raamsdonksveer, Netherlands. Folietechniek is a manufacturer of extruded plastic products and has annual sales of approximately $13.0 million. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility and will be recorded using the purchase method of accounting.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued FAS 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories - fair value and cash flow hedges - which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. The statement is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the adoption of FAS 133 on the Company's financial position and results of operations.

YEAR 2000

        The Year 2000 issue refers to computer equipment which uses two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the year 2000. As the Year 2000 approaches, such systems may be unable to process certain date-based information. This could result in system failure or miscalculations causing disruptions of operations and the inability to engage in normal business activities.

        The Company initiated a company-wide program to prepare its computer systems and applications for the year 2000. The initial focus of the Company's compliance contained the following steps: assessment of the issue; planning the conversion; plan implementation; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacements or outsourcing. Through June 1999, the assessment and planning phases have been completed for all systems. A majority of the Company's facilities has already implemented or is in the process of implementing one information technology system (the "IT system"). The implementation of the IT system began in the mid-1990's as a strategic effort to upgrade the Company's computer systems. Based on vendor representation and in-house testing, the Company believes the IT system is Year 2000 compliant. All facilities that are not implementing the IT system have information technology systems that are believed to be Year 2000 compliant, based on vendor representation and in-house testing. The Company's objective is to become Year 2000 compliant with all mission critical activities and systems by September 1999, allowing substantial time for further testing, verification and the final completion of less important systems by fourth quarter 1999. Contingency plans are being developed in 1999.

        In addition to the information technology system review noted above, the Company has initiated processes to review and to modify where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to information technology systems, facility management and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. In relation to the Company's vendors, the Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 compliance issues. The Company expects to complete its evaluation by September 1999. The Company cannot guarantee that the failure of another company to be converted will not have an effect on the Company. However, the Company believes that any noncompliance by its vendors will not result in a material adverse effect on the Company, although there can be no assurances that this will be the case.

        The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

        The Company expects to incur internal and external expenses related to its remedy of the Year 2000 issue. Testing and remedy efforts are expected to cost approximately $180,000, of which $130,000 has already been incurred. These costs will be treated as period costs and expensed as incurred.

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

     Interest Rates

        The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 1999, the Company had $320.0 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

        The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $1.4 million as of June 30, 1999 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, - Year 2000 and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's actual performance, highly leveraged financial condition and readiness for the Year 2000 issue (see "--Liquidity and Capital Resources and - Year 2000" above).

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which Ivex or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On May 11, 1999, the Corporation held its 1999 annual meeting of stockholders, at which the stockholders elected two Class II directors for a three-year term, approved the adoption of the Corporation's 1999 Stock Option Plan for Non-Employee Directors and ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for 1999.

        The following Class I and Class III directors, whose terms expire at the annual meeting in 2000 and 2001, respectively, continued in office following the 1999 annual meeting:

              Class I:    Glenn R. August and Frank V. Tannura

              Class III:  George V. Bayly and Anthony P. Scotto

        A total of 18,491,171 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 88% of the voting power of the Corporation entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the meeting, including the broker non-votes, where applicable, were as follows:

Nominees for Election                       Number of Votes
to Board of Directors:             In Favor                  Withheld

     William J. White              16,106,747               2,384,424
     R. James Comeaux              16,106,747               2,384,424

Approval of 1999 Stock             For                     17,155,321
Option Plan for Non-               Against                  1,286,859
Employee Directors                 Abstentions                 48,991

Ratification of                    For                     18,488,672
PricewaterhouseCoopers LLP         Against                      1,437
as independent accountants         Abstentions                  1,062

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit Number                       Description

     10.15 1999 Stock Option Plan for Non-Employee Directors. (incorporated by reference to Exhibit A of the Corporation's Proxy Statement for the annual meeting held on May 11, 1999, File No. 33-60714).


     (b) Reports on Form 8-K.

     None.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IVEX PACKAGING CORPORATION





                                     By:    __________________________
                                            Frank V. Tannura
                                            Executive Vice President and
                                            Principal Financial Officer

August 11, 1999