Form 10-Q
period 1999-09-30
IVEX PACKAGING CORP /DE/
filed 1999-11-15
CIK 900367

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                               ------------------


For the Quarter Ended September 30, 1999       Commission File Number 33-60714

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

      At November 12, 1999, there were 20,947,269 shares of common stock, par value $0.01 per share, outstanding.




===============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                           September 30,      December 31,
                                                                                 1999               1998
                                                                                 ----               ----
Current Assets:
   Cash and cash equivalents.........................................      $       4,057       $      7,363
   Accounts receivable trade, net of allowance.......................             98,486             76,699
   Inventories.......................................................             90,589             77,509
   Prepaid expenses and other........................................              6,840              4,646
                                                                           -------------       -------------
     Total current assets............................................            199,972            166,217
                                                                           -------------       -------------
Property, Plant and Equipment:
   Buildings and improvements........................................             63,821             62,779
   Machinery and equipment...........................................            349,258            308,549
   Construction in progress..........................................             30,681             22,705
                                                                           -------------       ------------
                                                                                 443,760            394,033
   Less - accumulated depreciation...................................           (191,442)          (165,207)
                                                                           -------------       ------------
                                                                                 252,318            228,826
   Land..............................................................             12,610             12,538
                                                                           -------------       ------------
     Total property, plant and equipment.............................            264,928            241,364
                                                                           -------------       ------------
Other Assets:
   Goodwill, net of accumulated amortization.........................            104,053             85,823
   Deferred income taxes.............................................              8,096             16,955
   Management receivable.............................................              9,828             11,919
   Miscellaneous.....................................................             46,518             33,867
                                                                           -------------       ------------
     Total other assets..............................................            168,495            148,564
                                                                           -------------       ------------
Total Assets.........................................................      $     633,395       $    556,145
                                                                           =============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt............................      $      27,624       $     23,312
   Accounts payable and accrued invoices.............................             54,595             36,744
   Accrued salary and wages..........................................              9,971             11,789
   Self insurance reserves...........................................              7,821              7,523
   Accrued rebates and discounts.....................................              7,362              7,534
   Accrued interest..................................................              4,563              3,279
   Other accrued expenses............................................             15,091             13,959
                                                                           -------------       ------------
     Total current liabilities.......................................            127,027            104,140
                                                                           -------------       ------------
Long-Term Debt.......................................................            436,286            409,071
                                                                           -------------       ------------
Other Long-Term Liabilities..........................................             21,097             17,570
                                                                           -------------       ------------
Deferred Income Taxes................................................              4,774              3,173
                                                                           -------------       ------------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,947,269 and 20,931,268 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively .........                209                209
   Paid in capital in excess of par value............................            339,354            339,098
   Accumulated deficit...............................................           (289,649)          (311,642)
   Accumulated other comprehensive income (loss).....................             (5,703)            (5,474)
                                                                           -------------       ------------
     Total stockholders' equity .....................................             44,211             22,191
                                                                           -------------       ------------
Total Liabilities and Stockholders' Equity ..........................      $     633,395       $    556,145
                                                                           =============       ============





         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Quarter Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         --------------------------   ---------------------------
                                                              1999          1998           1999           1998
                                                              ----          ----           ----           ----
Net sales.............................................   $   166,838   $    159,953   $    470,377   $    452,740
Cost of goods sold....................................       128,986        121,963        354,978        345,278
                                                         -----------   ------------   ------------   ------------
Gross profit..........................................        37,852         37,990        115,399        107,462
                                                         -----------   ------------   ------------   ------------
Operating expenses:
   Selling............................................         9,453          8,342         28,560         24,024
   Administrative.....................................         9,794          8,830         30,650         24,515
   Amortization of intangibles........................           961            644          2,357          1,497
                                                         -----------   ------------   ------------   ------------
Total operating expenses..............................        20,208         17,816         61,567         50,036
                                                         -----------   ------------   ------------   ------------
Income from operations................................        17,644         20,174         53,832         57,426
Other income (expense):
   Interest expense...................................        (7,945)        (7,782)       (22,473)       (21,952)
   Income from equity investments.....................           587                         2,298
                                                         -----------   ------------   -------------  ------------
Income before income taxes............................        10,286         12,392         33,657         35,474
Income tax provision .................................         2,612          4,853         11,664         14,190
                                                         -----------   ------------   ------------   ------------
Net income ...........................................   $     7,674   $      7,539   $     21,993   $     21,284
                                                         ===========   ============   ============   ============
Earnings per share:
   Basic:
      Net income .....................................   $      0.37   $       0.36   $       1.05   $       1.03
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    20,947,227     20,931,268     20,939,123     20,658,318
                                                         ===========    ===========   ============   ============
   Diluted:
      Net income .....................................   $      0.37   $       0.36   $       1.05   $       1.02
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    20,976,421     21,094,865     21,023,112     20,875,961
                                                         ===========   ============   ============   ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                            Ivex Packaging
                                             Corporation        Paid in                  Accumulated
                                            Common Stock        Capital                     Other      Stockholders'
                                         -------------------  In Excess of  Accumulated  Comprehensive    Equity      Comprehensive
                                           Shares     Amount   Par Value      Deficit    Income (Loss)   (Deficit)    Income (Loss)
                                           ------     ------  ------------  -----------  ------------- -------------  -------------
Balance at December 31, 1997...........  20,426,666   $ 204     $328,322    $ (339,836)    $  (859)     $ (12,169)
   Issuance of common stock............     500,000       5       10,702                                   10,707
   Exercise of common stock options....       4,602                   74                                       74
   Net income..........................                                         28,194                     28,194      $   28,194
   Other comprehensive loss
     (foreign currency translation
       adjustment).....................                                                     (4,615)        (4,615)         (4,615)
                                                                                                                       ----------
   Comprehensive income (loss).........                                                                                $   23,579
                                         ----------   -----     --------    ----------     -------       --------      ----------
Balance at December 31, 1998...........  20,931,268     209      339,098      (311,642)     (5,474)        22,191
   Exercise of common stock options....      16,001                  256                                      256
   Net income..........................                                         21,993                     21,993      $   21,993
   Other comprehensive loss ...........                                                       (229)          (229)           (229)
                                                                                                                       ----------
   Comprehensive income (loss).........                                                                                $   21,764
                                         ----------   -----     --------    ----------     -------       --------      ----------
Balance at September 30, 1999..........  20,947,269   $ 209     $339,354    $ (289,649)    $(5,703)     $  44,211
                                         ==========   =====     ========    ==========     =======      =========


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                           1999          1998
                                                                                           ----          ----
Cash flows from operating activities:
   Net income .....................................................................    $   21,993    $   21,284
      Adjustments to reconcile net income to net cash from operating activities:
        Depreciation of properties.................................................        26,838        24,139
        Amortization of intangibles and debt issue costs...........................         3,008         2,063
        Non-cash income from equity investments....................................        (2,298)
        Non-cash interest income...................................................        (1,125)
        Deferred income taxes......................................................         8,858        10,433
                                                                                       ----------    ----------
                                                                                           57,274        57,919
     Change in operating assets and liabilities:
       Accounts receivable.........................................................       (16,409)      (11,797)
       Inventories.................................................................        (8,305)       (8,256)
       Prepaid expenses and other assets...........................................        (1,576)       (1,059)
       Accounts payable............................................................        10,443        (3,296)
       Accrued expenses and other liabilities......................................        (5,819)       (2,936)
                                                                                       ----------    ----------
     Net cash from operating activities............................................        35,608        30,575
                                                                                       ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of stock.................................................                      10,707
   Payment of debt.................................................................       (18,556)      (30,742)
   Proceeds from revolving credit facility.........................................        47,600        91,000
   Repayment of management loans...................................................         2,091         2,726
   Issuance of management loans....................................................                      (3,682)
   Other, net......................................................................          (785)       (1,594)
                                                                                       ----------    ----------
     Net cash from financing activities............................................        30,350        68,415
                                                                                       ----------    ----------
Cash flows from investing activities:
   Purchase of property, plant and equipment.......................................       (36,667)      (28,996)
   Acquisitions....................................................................       (27,997)      (67,625)
   Other, net......................................................................        (4,600)          385
                                                                                       ----------    ----------
     Net cash used by investing activities.........................................       (69,264)      (96,236)
                                                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents...............................        (3,306)        2,754
Cash and cash equivalents at beginning of period...................................         7,363         5,989
                                                                                       ----------    ----------
Cash and cash equivalents at end of period.........................................    $    4,057    $    8,743
                                                                                       ==========    ==========

Supplemental cash flow disclosures: Cash paid during the period for:
     Interest......................................................................    $   21,663    $   22,912
     Income taxes..................................................................         5,344         3,241






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

Accounts Receivable

      Accounts receivable at September 30, 1999 and December 31, 1998 consisted of the following:

                                                       September 30,     December 31,
                                                           1999              1998
                                                           ----              ----
        Accounts receivable..........................    $ 102,145        $   79,566
        Less - Allowance for doubtful accounts.......       (3,659)           (2,867)
                                                         ---------        ----------
                                                         $  98,486        $   76,699
                                                         =========        ==========

   Inventories

      Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                                       September 30,     December 31,
                                                           1999              1998
                                                           ----              ----
        Raw materials................................    $  42,816        $   34,136
        Finished goods...............................       47,773            43,373
                                                         ---------        ----------
                                                         $  90,589        $   77,509
                                                         =========        ==========


NOTE 2 - LONG TERM DEBT

      At September 30, 1999 and December 31, 1998, the long-term debt of the Company was as follows:

                                                       September 30,     December 31,
                                                           1999              1998
                                                           ----              ----

        Senior credit facility.......................    $  422,400       $  390,925
        Industrial revenue bonds.....................        39,610           39,667
        Other .......................................         1,900            1,791
                                                         ----------       ----------
              Total debt outstanding.................       463,910          432,383
        Less - Current installments of
          long-term debt.............................       (27,624)         (23,312)
                                                         ----------        ---------
              Long-term debt.........................    $  436,286        $ 409,071
                                                         ==========        =========

      On October 26, 1999, the Company's Senior Credit Facility (the "Senior Credit Facility") was amended to revise certain covenants. The Company paid fees of $600 and increased the interest rate on all borrowings under the Senior Credit Facility by a range of 0.25% to 0.375% as a result of the amendment.

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

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:




                                                     QUARTER ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                            -------------------------------     ------------------------------
                                                  1999              1998            1999                1998
                                            -------------     -------------     ------------     -------------
Net Sales:
       Consumer Packaging...............    $     101,496     $      92,681     $    288,191     $     249,541
       Technical Packaging..............           65,342            67,272          182,186           203,199
                                            -------------     -------------     ------------     -------------
               Total....................    $     166,838     $     159,953     $    470,377     $     452,740
                                            =============     =============     ============     =============

Income Before Income Taxes:
       EBITDA:
               Consumer Packaging.......    $      20,122     $      20,574     $     61,793     $      54,912
               Technical Packaging......            9,394            10,798           27,172            31,268
               Corporate Expense........           (1,715)           (1,961)          (5,938)           (5,884)
                                            -------------     -------------     ------------     -------------
                          Total.........           27,801            29,411           83,027            80,296
       Depreciation expense.............           (9,196)           (8,593)         (26,838)          (24,139)
       Amortization expense.............             (961)             (644)          (2,357)           (1,497)
       Special (charge) benefit.........                                                                 2,766
       Income from equity investments...              587                              2,298
       Interest expense.................           (7,945)           (7,782)         (22,473)          (21,952)
                                            -------------     -------------     ------------     -------------
               Income before income taxes   $      10,286     $      12,392     $     33,657     $      35,474
                                            =============     =============     ============     =============

Purchase of Property, Plant and Equipment:
       Consumer Packaging...............    $       7,093     $       9,406     $     22,794     $      18,195
       Technical Packaging..............            3,729             3,076           11,656             9,582
       Corporate........................            1,416               577            2,217             1,219
                                            -------------     -------------     ------------     -------------
               Total ...................    $      12,238     $      13,059     $     36,667     $      28,996
                                            =============     =============     ============     =============

                                                      SEPTEMBER 30,
                                            -------------------------------
                                                 1999              1998
                                            -------------     -------------
Total Assets:
       Consumer Packaging ..............    $     387,630     $     322,478
       Technical Packaging .............          211,187           164,021
       Corporate                                   34,578            56,760
                                            -------------     -------------
               Total ...................    $     633,395     $     543,259
                                            =============     =============


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

      On July 30, 1999, Ivex acquired all of the outstanding stock of F.T.S. Holdings B.V. ("Folietechniek") headquartered in Raamsdonksveer, Netherlands for $4,792 and assumed debt of approximately $1,900. Folietechniek is a manufacturer of extruded plastic products and has annual sales of approximately $13,000. The acquisition was financed through revolving credit borrowings under the Senior Credit Facility and was recorded using the purchase method of accounting.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

   Net Sales

      The Company's net sales increased by 4.3% during the third quarter of 1999 over the Company's net sales during the corresponding period in 1998. The increase primarily resulted from the fourth quarter 1998 acquisition of the paper packaging business of Bleyer Industries, Inc. ("Bleyer Paper"), the second quarter 1999 acquisition of Pactuco and the third quarter 1999 acquisition of Folietechniek, as substantially offset by the fourth quarter 1998 disposition of the Company's Detroit paper mill ("Detroit"). Additionally, the increased sales resulted from increased sales of converted plastic and paper products for food, medical and electronics applications. The strongest growth in net sales resulted from the Company's facilities outside of the United States and Canada. The increase was partially offset by reduced sales volume of extruded OPS sheet due to reduced demand from certain integrated customers. Increased sales of surface protection and protective packaging products were partially offset by continued declining demand for the Company's coated and laminated products. See additional discussion in "Operating Segments".

   Gross Profit

      The Company's gross profit for the third quarter of 1999 was relatively consistent with the corresponding period in the prior year. The slight decrease in gross profit is primarily the result of poor operating performance at the facilities acquired in the Company's second quarter 1998 acquisition of Ultra Pac, Inc. ("Ultra Pac"), raw material cost increases in most businesses (including plastic resin and paper) and the fourth quarter disposition of Detroit. The poor operating performance at Ultra Pac primarily resulted from production inefficiencies at the Rogers, Minnesota facility, lower sales revenue and start-up costs at the Hollister, California facility (for which manufacturing capacity is currently in the process of being relocated). The decrease was offset by incremental gross profit from the Bleyer Paper and Pactuco acquisitions. Gross profit margin decreased to 22.7% during the third quarter of 1999 compared to 23.8% during the third quarter of 1998. The decrease in gross profit margin primarily resulted from the poor operating performance at Ultra Pac and increasing raw material costs. The decrease was also partially offset by a shift in product mix due to the addition of higher gross profit margin Bleyer Paper and Pactuco products and the elimination of lower gross profit margin Detroit products.

      The increase in the Company's raw material costs and the operating issues at Ultra Pac are expected to continue to negatively impact the Company's gross profit, income from operations and earnings through the fourth quarter of 1999 and early into the year 2000.


   Operating Expenses

      Selling and administrative expenses increased 12.1% during the third quarter of 1999 primarily as a result of the Bleyer Paper, Pactuco and Folietechniek acquisitions and increased sales and management resources for most businesses. The increase was partially offset by decreased incentive compensation expense. As a percentage of net sales, selling and administrative expenses increased to 11.5% during the third quarter of 1999 compared to 10.7% during the same period in the prior year. This increase was primarily due to the divestiture of Detroit with lower operating expenses as a percentage of net sales and the increased sales and management resources added for most businesses.

      Amortization of intangibles increased 49.2% during the third quarter of 1999 compared to the same period in 1998 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Bleyer Paper, Pactuco and Folietechniek acquisitions.

  Income from Operations

      Income from operations and operating margin were $17.6 million and 10.6%, respectively, during the third quarter of 1999 compared to income from operations of $20.2 million and 12.6%, respectively, during the third quarter of 1998. The decrease in operating income was primarily the result of the operational issues at Ultra Pac, rising raw material costs and increased selling and administrative costs. The decrease was partially offset by incremental income from operations from the recent acquisitions. The decrease in operating margin resulted from the decrease in gross profit margin and the additional selling and administrative expenses committed to the business.

  Interest Expense

      Interest expense during the third quarter of 1999 was $7.9 million compared to $7.8 million during the same period in 1998. The increase in interest expense primarily resulted from greater aggregate indebtedness, partially offset by decreased interest rates on borrowings and increased interest income.

  Income from Equity Investments

      Income from equity investments primarily results from the Company's equity interest in the net income of Packaging Holdings, LLC. The Company acquired its equity interest in Packaging Holdings, LLC during the fourth quarter of 1998 in exchange for the assets of Detroit.

  Income Taxes

      During the third quarter of 1999, the Company reversed a valuation allowance associated with its United Kingdom operations resulting in a one-time tax benefit of $1.4 million. This benefit represents the value of the previously unrecognized net operating tax loss carry forwards of the Company's United Kingdom operations. Aside from the one-time tax benefit, the Company's effective tax rate for the third quarter of 1999 approximated 39% which is consistent with the third quarter of 1998.

  Net Income

      Net income increased to $7.7 million during the third quarter of 1999 compared to net income of $7.5 million in the prior year. The increase primarily resulted from the one-time tax benefit discussed above.

  Earnings Per Share

      Diluted earnings per share increased to $0.37 during the third quarter of 1999 compared to earnings per share of $0.36 during the third of 1998. The increase in diluted earnings per share primarily resulted from the one-time tax benefit discussed above.

OPERATING SEGMENTS

  Net Sales

      The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:




                                                               Three Months Ended September 30,
                                                         -----------------------------------------
                                                                  (dollars in thousands)
                                                                      % of                 % of
                                                            1999    Net Sales    1998    Net Sales
                                                         ---------  --------- ---------  ---------
       Consumer Packaging ............................   $ 101,496     60.8   $  92,681     57.9
       Technical Packaging ...........................      65,342     39.2      67,272     42.1
                                                         ---------   ------   ---------   ------
             Total ...................................   $ 166,838    100.0   $ 159,953    100.0
                                                         =========   ======   =========   ======

      Consumer Packaging net sales increased by 9.5% during the third quarter of 1999 from the corresponding period in 1998. The increase primarily results from incremental sales associated with the Bleyer Paper and Folietechniek acquisitions and increased sales of converted plastic and paper products for food applications. During the third quarter of 1999, sales of converted plastic and paper products in the U.S. (excluding the sales relating to Bleyer Paper) increased approximately 5.7% while such sales outside of the U.S. (Europe, Canada and Mexico) increased approximately 18.7% compared to the third quarter of 1998. The largest increases in sales outside of the U.S. occurred for converted products in the United Kingdom and Continental Europe. The net sales increase was partially offset by reduced extruded OPS sheet sales due to decreased demand from certain integrated customers that are in the process of expanding their extrusion capacity.

      Technical Packaging net sales decreased by 2.9% during the third quarter of 1999 from the corresponding period in 1998, primarily due to the disposition of Detroit partially offset by increased sales of plastic products for medical and electronics applications (including sales from Pactuco). Additionally, the Company continues to experience significant unit volume decreases in its coated and laminated products as a result of the declining markets for these products. During the third quarter, the decrease in coated and laminated products was partially offset by increased sales for the Company's surface protection and protective packaging products compared to the third quarter of 1998.

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

      The following table sets forth information with respect to EBITDA of the Company's operating segments for the periods presented:




                                                               Three Months Ended September 30,
                                                         -----------------------------------------
                                                                  (dollars in thousands)
                                                                      % of                 % of
                                                            1999    Net Sales    1998    Net Sales
                                                         ---------  --------- ---------  ---------
       Consumer Packaging ............................   $  20,122     19.8   $  20,574       22.2
       Technical Packaging ...........................       9,394     14.4      10,798       16.1
       Corporate Expense..............................      (1,715)              (1,961)
                                                         ---------            ---------
            Total ....................................   $  27,801     16.7   $  29,411       18.4
                                                         =========            =========


      The Company's EBITDA decreased 5.5% from $29.4 million to $27.8 million and EBITDA margin decreased from 18.4% to 16.7% during the third quarter of 1999 compared to the same period in 1998. The 2.2%, or $0.5 million, decrease in Consumer Packaging's EBITDA in the current quarter was primarily attributable to the poor operating performance at Ultra Pac and the raw material cost increases. This decrease was offset by incremental EBITDA from Bleyer Paper and Folietechniek. The decrease in Technical Packaging's EBITDA of 13.0%, or $1.4 million was primarily due to the disposition of Detroit. The decrease in Corporate expense was primarily the result of reduced incentive compensation expense offset by an increase in human resources required as a result of the Company's growth.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  Net Sales

      The Company's net sales increased by 3.9% during the first nine months of 1999 over the Company's net sales during the corresponding period in 1998. The increase primarily resulted from increased unit sales volume of extruded sheet and film and increased sales of converted plastic and paper products for food, medical and electronics applications. The increase in sales also was due to the Ultra Pac, Bleyer Paper, Pactuco and Folietechniek acquisitions as substantially offset by the fourth quarter 1998 disposition of Detroit. See additional discussion in "Operating Segments".

  Gross Profit

      The Company's gross profit increased 7.4% during the first nine months of 1999 compared to the corresponding period in the prior year primarily as a result of the incremental effects from the Ultra Pac, Bleyer Paper, Pactuco and Folietechniek acquisitions partially offset by the disposition of Detroit. Gross profit margin increased to 24.5% during the first nine months of 1999 compared to 23.7% during the first nine months of 1998. The increase in gross profit margin primarily resulted from a shift in product mix due to the addition of higher gross profit margin Ultra Pac, Bleyer Paper, Pactuco and Folietechniek products and the elimination of lower gross profit margin Detroit products. The increase in gross profit margin also resulted from lower raw material costs in most businesses during the first and second quarter of 1999 as compared to the prior year as partially offset by increased raw material costs and the poor operating performance at Ultra Pac during the third quarter of 1999 compared to the prior year.

  Operating Expenses

      Selling and administrative expenses (excluding the special (charge) benefit discussed below) increased 15.4% during the first nine months of 1999 primarily as a result of the higher selling and administrative expenses associated with the recent acquisitions and the increased sales and management resources for most businesses. The increase in selling and administrative expenses were partially offset by reduced incentive compensation. As a percentage of net sales, selling and administrative expenses (excluding the special (charge) benefit in 1998 discussed below) increased to 12.6% during the first nine months of 1999 compared to 11.3% during the same period in the prior year. This increase was primarily because of the addition of Ultra Pac and Pactuco with higher selling expenses as a percentage of net sales and the elimination of Detroit with lower operating expenses as a percentage of net sales. The increase in percentage of net sales was also attributable to the increased sales and management resources for most businesses as offset by the reduction in incentive compensation.

      Amortization of intangibles increased 57.4% during the first nine months of 1999 compared to the same period in 1998 as a result of increased goodwill and non-compete agreement amortization associated with the recent acquisitions.

      Administrative expense for the nine months ended September 30, 1998 included a special (charge) benefit of $2.8 million. In conjunction with the sale of their stock, the Management Stockholders repaid loans from the Company aggregating $2.7 million. Such loans were made to senior management during the fourth quarter of 1997 and the first quarter of 1998 pursuant to the IPC Option Plan to enable them to pay their individual income taxes in connection with the conversion of options granted under the IPC Option Plan. During the fourth quarter of 1997, the Company also recorded an accrual for future Company payments to senior management of an amount which (after taxes) enabled such management to pay interest on the loans. As a result of the loan repayment by the Management Stockholders, the Company's accrual for such future Company payments was reduced by $2.8 million during the second quarter of 1998.

  Income from Operations

      Income from operations and operating margin were $53.8 million and 11.4%, respectively, during the first nine months of 1999 compared to income from operations and operating margin of $57.4 million and 12.7%, respectively, during the first nine months of 1998. Excluding special (charge) benefit, income from operations and operating margin were $54.7 million and 12.1%, respectively, during the nine months ended September 30, 1998. The decrease in operating income and margin was primarily the result of the operating issues and rising raw material costs during the Company's third quarter of 1999.

  Interest Expense

      Interest expense during the first nine months of 1999 was $22.5 million compared to $22.0 million during the same period in 1998. The increase is primarily due to greater indebtedness partially offset by decreased interest rates on borrowings and increased interest income. The greater indebtedness primarily resulted from the recent acquisitions and increased working capital.

  Income from Equity Investments

      Income from equity investments primarily resulted from the Company's equity interest in the net income of Packaging Holdings, LLC. The Company acquired its equity interest in Packaging Holdings, LLC during the fourth quarter of 1998 in exchange for the assets of Detroit.

  Income Taxes

      During the third quarter of 1999, the Company reversed a valuation allowance associated with its United Kingdom operations resulting in a one-time tax benefit of $1.4 million. This benefit represented the value of the previously unrecognized net operating tax loss carry forwards of the Company's United Kingdom operations. Aside from the one-time tax benefit, the Company's effective tax rate for the year approximated 39% compared with 40% for the same period in 1998. The decrease in effective tax rate reflected a lower aggregate effective rate for foreign operations.

  Net Income

      Net income increased to $22.0 million during the first nine months of 1999 compared to net income of $21.3 million in the prior year. The increase in net income was primarily the result of the reduced income tax provision and the income from equity investments.

  Earnings Per Share

      Diluted earnings per share increased to $1.05 during the first nine months of 1999 compared to earnings per share of $1.02 during the first nine months of 1998. The increase is the result of the increased net income.

OPERATING SEGMENTS

  Net Sales

      The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                              Nine Months Ended September 30,
                                                         -----------------------------------------
                                                                  (dollars in thousands)
                                                                      % of                 % of
                                                            1999    Net Sales    1998    Net Sales
                                                         ---------  --------- ---------  ---------
       Consumer Packaging ............................   $ 288,191     61.3   $ 249,541       55.1
       Technical Packaging ...........................     182,186     38.7     203,199       44.9
                                                         ---------   ------   ---------     ------
            Total ....................................   $ 470,377    100.0   $ 452,740      100.0
                                                         =========   ======   =========     ======

      Consumer Packaging net sales increased by 15.5% during the first nine months of 1999 from the corresponding period in 1998. The increase primarily resulted from incremental sales associated with the Ultra Pac, Bleyer Paper and Folietechniek acquisitions and increased sales of converted plastic and paper products for food applications. During the first nine months of 1999, sales of converted plastic and paper products in the U.S. (excluding the sales relating to Ultra Pac and Bleyer Paper) increased approximately 6.5% while such sales outside of the U.S. (Europe, Canada and Mexico) increased 20.4% compared to the first nine months of 1998. The largest increase in sales outside of the U.S. occurred in the United Kingdom and Continental Europe.

      Technical Packaging net sales decreased by 10.3% during the first nine months of 1999 from the corresponding period in 1998, primarily due to the disposition of Detroit, partially offset by incremental sales from the Pactuco acquisition. Additionally, the Company continued to experience significant unit volume decreases in its coated and laminated products as a result of the declining markets for these products. Increased sales unit volume was mostly offset by decreased selling prices for the Company's surface protection, protective packaging and manufactured paper products during the first nine months of 1999 compared to 1998. Sales price increases effected near the end of the third quarter (associated with raw material cost increases) did not offset overall lower sales price during the first portion of 1999 compared to the prior year.

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

        The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented:

                                                              Nine Months Ended September 30,
                                                         -----------------------------------------
                                                                  (dollars in thousands)
                                                                      % of                 % of
                                                            1999    Net Sales    1998    Net Sales
                                                         ---------  --------- ---------  ---------
       Consumer Packaging ...........................    $  61,793     21.4   $  54,912       22.0
       Technical Packaging ..........................       27,172     14.9      31,268       15.4
       Corporate Expense.............................       (5,938)              (5,884)
                                                         ---------            ---------     ------
             Total ..................................    $  83,027     17.7   $  80,296       17.7
                                                         =========            =========



      The Company's EBITDA increased 3.4% from $80.3 million to $83.0 million and EBITDA margin was unchanged at 17.7% during the first nine months of 1999 compared to the same period in 1998. The 12.5%, or $6.9 million, increase in Consumer Packaging's EBITDA was primarily attributable to the incremental EBITDA from Ultra Pac, Bleyer Paper, and Folietechniek, the increased sales volume and reduced incentive compensation. The decrease in Technical Packaging's EBITDA of 13.1%, or $4.1 million was primarily due to the disposition of Detroit and decreased sales in the first quarter of 1999 for the Company's protective packaging and surface protection product lines. The increase in Corporate expenses was primarily the result of an increase in human resources required as a result of the Company's growth partially offset by reduced incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had cash and cash equivalents of $4.1 million and availability under the revolving credit portion of its Senior Credit Facility was $60.2 million. The Company's working capital at September 30, 1999 was $72.9 million.

      On October 26, 1999, the Company's Senior Credit Facility was amended to revise certain covenants. The Company paid fees of $0.6 million and increased the interest rate on all borrowings under the Senior Credit Facility by a range of 0.25% to 0.375% as a result of the amendment.

      The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

      The Senior Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $265.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $21.25 million in 1999, $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of September 30, 1999, such rate was LIBOR plus 1.125%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of September 30, 1999, such rate for the Term B Loan was LIBOR plus 1.75%. Beginning in the fourth quarter of 1999, interest rates under the Senior Credit Facility are expected to increase in a range of 0.25% to 0.375% associated with the October 26, 1999 amendment. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

      The Company made capital expenditures of $36.7 million and $29.0 million in the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, the Company has a significant number of capital projects ongoing in all major business groups, with the majority of the spending going to capacity additions in extrusion and converting for the Consumer Packaging operating segment and in surface protection for the Technical Packaging operating segment. Capital spending for 1999 is expected to range from $45.0 million to $50.0 million.

      On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, headquartered in Lompoc, California for a $21.0 million initial payment and payments of $1.0 million per year for the next five years. Based on the operating results of the business, the purchase price could be increased by as much as $3.0 million per year over the next three years. With manufacturing operations in California, Malaysia and Hong Kong, this business provides technical packaging for the computer and electronics industries and has annual sales of $35.0 million. On July 30, 1999, Ivex acquired all of the outstanding stock of Folietechniek headquartered in Raamsdonksveer, Netherlands for $4.8 million and assumed debt of approximately $1.9 million. Folietechniek is a manufacturer of extruded plastic products and has annual sales of approximately $13.0 million. The acquisitions were financed through revolving credit borrowings under the Senior Credit Facility and were recorded using the purchase method of accounting.

      On October 21, 1999, Ivex announced its plans to purchase up to $5.0 million of its outstanding shares of common stock, from time to time, in the open market and in individually negotiated transactions, subject to price, availability and general market conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued FAS 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories - fair value and cash flow hedges - which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. FAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the adoption of FAS 133 on the Company's financial position and results of operations.

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

      The Company initiated a company-wide program to prepare its computer systems and applications for the year 2000. The initial focus of the Company's compliance contained the following steps: assessment of the issue; planning the conversion; plan implementation; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacements or outsourcing. The assessment and planning phases have been completed for all systems. A majority of the Company's facilities has already implemented or is in the process of implementing one information technology system (the "IT system"). The implementation of the IT system began in the mid-1990's as a strategic effort to upgrade the Company's computer systems. Based on vendor representation and in-house testing, the Company believes the IT system is Year 2000 compliant. All facilities that are not implementing the IT system have information technology systems that are believed to be Year 2000 compliant, based on vendor representation and in-house testing. The Company believes it is currently Year 2000 compliant with all mission critical activities and systems, although there can be no assurances that this will be the case. It will continue further testing, verification and the final completion of less important systems during the fourth quarter of 1999.

      In addition to the information technology system review noted above, the Company has initiated processes to review and to modify where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to information technology systems, facility management and certain non-information technology issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. In relation to the Company's vendors, the Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 compliance issues. The Company is currently completing its evaluation. The Company cannot guarantee that the failure of another company to be converted will not have an effect on the Company. However, the Company believes that any noncompliance by its vendors will not result in a material adverse effect on the Company, although there can be no assurances that this will be the case.

      The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

      The Company expects to incur internal and external expenses related to its remedy of the Year 2000 issue. Testing and remedy efforts are expected to cost approximately $180,000, of which $155,000 has already been incurred. These costs will be treated as period costs and expensed as incurred.

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

  Interest Rates

      The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 30, 1999, the Company had $320.0 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

      The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The

Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $1.4 million as of September 30, 1999 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended September 30, 1999 and 1998, -- Results of Operations - For the Nine Months Ended September 30, 1999 and 1998, - Liquidity and Capital Resources, - Year 2000 and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; (ix) the ability of the Company, its subsidiaries and those with whom they conduct business to timely resolve Year 2000 issues; and (x) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which Ivex or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.


ITEM 5.  OTHER INFORMATION.

      On October 1, 1999, Ivex commenced, subject to stockholder approval, the Ivex Packaging Corporation 1999 Employee Stock Purchase Plan which provides employees with the opportunity to buy shares of Ivex common stock at a discount.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit No.         Description
             -----------         -----------
                    4.10         Form of Fourth Amendment to Amended and
                                 Restated Credit Agreement

                   10.16 Form of Ivex Packaging Corporation Employee Stock Purchase Plan

        (b)  Reports on Form 8-K.

        None.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IVEX PACKAGING CORPORATION






                                         By:       /s/ Frank V. Tannura
                                               ------------------------------
                                               Frank V. Tannura
                                               Executive Vice President and
                                               Principal Financial Officer

November 12, 1999