Form 10-K405
period 1999-12-31
IVEX PACKAGING CORP /DE/
filed 2000-03-27
CIK 900367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number 33-60714

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $130,827,710 million based upon the closing price of $7.00 on March 1, 2000.

     At March 1, 2000, 20,947,269 shares of Common Stock, par value of $0.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and III incorporate by reference portions of the Registrant's Annual Report to Security Holders and Proxy Statement for the fiscal year ended December 31, 1999 relating to the Annual Meeting of Stockholders to be held on April 26, 2000.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                         PART I

   Item 1.     Business                                                              3
   Item 2.     Properties                                                            9
   Item 3.     Legal Proceedings                                                    10
   Item 4.     Submission of Matters to a Vote of Security Holders                  10

                                         PART II

   Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                  12
   Item 6.     Selected Financial Data                                              12
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            12
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk           13
   Item 8.     Financial Statements and Supplementary Data                          13
   Item 9.     Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosures                                            13

                                         PART III

   Item 10.    Directors and Executive Officers of the Registrant                   14
   Item 11.    Executive Compensation                                               14
   Item 12.    Security Ownership of Certain Beneficial Owners and Management       14
   Item 13.    Certain Relationships and Related Transactions                       14

                                         PART IV

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K     14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Ivex Packaging Corporation, a Delaware corporation (the "Company" or "Ivex"), is a vertically integrated specialty packaging company that designs and manufactures value-added plastic and paper-based flexible packaging products for the consumer and technical packaging markets. Ivex focuses on niche markets which management believes provide attractive margins and growth and where the Company's integrated manufacturing capabilities can enhance its competitive position. Ivex serves a variety of markets, providing packaging for food, medical devices and electronic goods and protective packaging for industrial products.

MARKETS

     Consumer Packaging. The Consumer Packaging product group designs and manufactures plastic and paper-based products for food and consumer packaging applications. The Company produces a broad array of items, including plastic containers for prepared foods, produce and baked goods; specialty paper products such as fluted baking cups and liners for cookies and other baked goods; and microwaveable packaging materials. The Consumer Packaging product group markets its products to a variety of end users, including national wholesale bakeries, supermarket chains, foodservice distributors, fast-food chains and major agricultural growers. The Company also manufactures a variety of plastic sheet and film products from several different resins for internal use and sales to third party converters. Ivex is the leading producer of oriented polystyrene ("OPS") sheet in North America. The Consumer Packaging product group represented approximately 61% of the Company's net sales and 69% of the Company's Adjusted EBITDA during the year ended December 31, 1999. The Company's Consumer Packaging product group is hereinafter sometimes referred to as "Consumer Packaging".

     Technical Packaging. The Technical Packaging product group manufactures and coats film, paper and foil products for protective packaging and manufactures plastic-based products for applications in the medical and electronics industries. These products are marketed primarily to consumer durable goods manufacturers, automotive companies, other industrial manufacturers, integrated paper producers, medical equipment suppliers and electronics manufacturers. The Company produces products for some of the fastest growing applications in the protective packaging industry, including film and paper maskings and self-sealing coated packaging applications. The Company also manufactures a variety of recycled kraft paper made from post-consumer and post-industrial fibers. The Technical Packaging product group represented approximately 39% of the Company's net sales and 31% of the Company's Adjusted EBITDA during the year ended December 31, 1999. The Company's Technical Packaging product group is hereinafter sometimes referred to as "Technical Packaging".

     The Company's principal operating subsidiary is IPC, Inc. ("IPC") and IPC's principal domestic operating subsidiaries are Kama of Illinois Corporation, Plastofilm Industries, Inc., Ultra Pac, Inc. and Ivex Paper Mill Corporation and principal foreign operating subsidiaries are Ivex Corporation, Ivex Holdings, Ltd. and Ivex Plastic Packaging B.V. The following trademarks used herein are owned by the Company or one of its affiliates: Ivex(R), Kama(R), Plastofilm(R), Ultra Pac(R) M&R(TM), Jet-Pak(R), Jet-Lite(R) and Jet-Cor(TM).

     On October 6, 1997, the Company completed its initial public offering of 9,660,000 shares of its common stock (the "1997 Common Stock Offering") pursuant to which the Company received net proceeds of $117.3 million which it used, together with the proceeds of a $475.0 million amended and restated credit facility, to redeem all of its then outstanding 13 1/4% Senior Discount Debentures and all of IPC's then outstanding 12 1/2% Senior Subordinated Notes. On May 27, 1998, the Company completed a secondary offering of 4,000,000 shares of its common stock pursuant to which the Company sold 500,000 shares of common stock for net proceeds of $10,707,000. The Company used these net proceeds to reduce borrowings under its revolving credit facility. On November 20, 1998, the Company contributed certain paper assets to Packaging Holdings, L.L.C., in return for a non-consolidated 48.2% joint venture interest.

     The Company's principal executive offices are located at 100 Tri-State Drive, Suite 200, Lincolnshire, Illinois 60069, and its telephone number is
(847) 945-9100.

GENERAL DESCRIPTION

    The following table illustrates the products that Ivex manufactures:

                                   12 MONTHS ENDED
                                  DECEMBER 31, 1999
                          ---------------------------------
                                 NET            ADJUSTED
     PRODUCT GROUP              SALES            EBITDA             PRODUCT                CUSTOMERS            END PRODUCT USES
----------------------    ----------------  ---------------  ---------------------   ---------------------  ------------------------
 Consumer Packaging          $ 394,669         $  80,931      Plastic containers,    Supermarkets,          Plastic hinged and
                                                              corrugated paper       foodservice            two-piece containers,
                                                              liners and             distributors,          trays for deli foods,
                                                              specialty paper        fast food chains,      salads, cookies,
                                                              products, OPS sheet    bakery and             berries and cakes,
                                                              and film, HIPS sheet,  confectionery          film for envelopes
                                                              PET sheet, PP sheet,   companies,             and box windows,
                                                              PVC sheet and HDPE     food processors,       paper liners for
                                                              sheet                  plastic converters,    cookies, microwaveable
                                                                                     envelope and folding   packaging materials,
                                                                                     carton manufacturers   fluted bakery cups and
                                                                                                            specialty paper products

 Technical Packaging           248,357            36,071      Protective packaging,  Automotive companies,  Paper and film
                                                              including coated       consumer durables      protective masking
                                                              paper and plastic,     manufacturers, other   materials, cohesive
                                                              single face            industrial             self-sealing
                                                              corrugated             manufacturers,         packaging papers,
                                                              paper, plastic         paper distributors,    coated papers for
                                                              containers,            manufacturers of       stamps, labels and
                                                              shippers and mailers   postage stamps,        business forms,
                                                              and manufactured       business forms         single face corrugated
                                                              paper, including       and paper converters,  paper for packaging,
                                                              kraft papers and       and medical device     shippers and mailers,
                                                              specialty recycled     and supply companies   grocery and food
                                                              papers                 and electronics        bags and protective
                                                                                     manufacturers          plastic packaging for
                                                                                                            medical and electronics
                                                                                                            applications

 Corporate Expenses                               (8,158)
                             ---------         ---------
 Total                       $ 643,026         $ 108,844
                             =========         =========

CONSUMER PACKAGING

     General. The Consumer Packaging product group is an integrated manufacturer of plastic and paper products for use in a wide array of food applications. The food packaging products are typically used for items sold in supermarkets, wholesale and retail bakeries, fast-food restaurants and institutional foodservice outlets.

     Products. Consumer Packaging's products consist primarily of thermoformed plastic containers and paper products used in food packaging applications. Thermoformed plastic packaging includes hinged and two-piece containers, trays for delicatessen foods, salads, cookies, cakes and other items. Paper products consist of single face corrugated paper liners for cookies and other baked goods, microwaveable materials, fluted cups for baking and other specialty paper products.

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

     Manufacturing. The Company's plastic packaging products are manufactured internally at the Company's two polystyrene polymerization, nine extrusion and eleven thermoforming facilities. Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels.

     Extrusion is the process of converting plastic resin into plastic sheet and film used in the thermoforming process. The Company is one of only two OPS producers that have polystyrene polymerization manufacturing facilities.

     Ivex's plastic thermoforming and paper converting operations are principally conducted in thirteen facilities located throughout North America and Europe.

TECHNICAL PACKAGING

     General. The Technical Packaging product group is an integrated manufacturer and coater of a variety of film, paper and foil products for protective packaging, a manufacturer and coater of various grades of papers and a manufacturer of plastic products used for medical and electronics packaging applications.

     Products. Protective packaging products include protective paper and film maskings; self-sealing coated packaging papers, films and corrugated paper; heavy-duty mailing envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R); sterility packaging for medical applications; and cushioning products for the electronics industry. The Company's manufactured papers include post-consumer and post-industrial recycled paper products (including lightweight kraft paper for grocery and food bags and heavyweight crepe kraft paper for bag closures). The Company's coated papers include water-activated gummed papers used for postage stamps, labels, and envelopes, release papers used for high-pressure decorative laminates, and laminations used for lottery ticket stock and decorative labels. The Company's medical packaging products typically are used by the major medical supply companies for sterility packaging and its electronics packaging products generally are used as cushioning materials.

     Markets. The Company's technical packaging products are used in a wide variety of commercial and industrial applications.

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

     All of Ivex's low density polyethylene film is used internally in the production of its film masking and self-sealing packaging products and approximately 19% of the Company's recycled kraft paper is used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Principal third-party markets for the Company's manufactured paper products are food packaging, industrial packaging, bag converting and industrial converting, including grocery and food bags; envelopes; and bag closures in pet food, seed, and fertilizer packaging. These markets require high service levels, including fast delivery and the ability to produce a variety of colors, weights and formulations. Customers for the Company's manufactured paper products include large, integrated paper producers as well as packaging companies.

     The principal markets for the Company's medical and electronics packaging include medical device and supply manufacturers and electronics manufacturers.

     Manufacturing. Ivex's primary raw materials for protective packaging products, principally low density polyethylene, specialty chemicals, paper and extruded plastic sheet, are obtained from external sources as well as from the Company's low density polyethylene extrusion facility, recycled paper mill operations and other extrusion facilities.

     Ivex's coating and paper converting operations are conducted at ten facilities throughout the U.S. and Canada while medical and electronics packaging is manufactured at six facilities in North America, Europe and Southeast Asia.

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

     The Company's main competitor in the supermarket and foodservice segments is Pactiv Corporation. In the bakery area, the Company competes primarily with Detroit Forming Inc. in plastic products and Fort James Corporation in paper products. The Company competes with several manufacturers of OPS sheet, including Detroit Forming and Plastic Suppliers, Inc. In the medical and electronics markets, the Company competes with many regional thermoformers, including Prent Corporation and Placon Corp. The Company competes primarily with Dow Chemical Company in the OPS film market. Ivex's major competitors in protective masking include a joint venture between Minnesota Mining and Manufacturing Company and Sealed Air Corporation, American Biltrite, Inc. and Main Tape Company, Inc. The Company competes primarily with Sealed Air Corporation and AVI Products, Inc. in the mailing envelope market.

EMPLOYEES

     As of December 31, 1999, the Company had 34 employees at its Lincolnshire, Illinois corporate headquarters and had 4,350 employees at plant locations, of which 964 were salaried and 3,386 were hourly. Of the hourly workers, approximately 1,205 were members of unions. The Company has collective bargaining agreements with nine unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Troy, Newton, Avenel, Grove City, Elyria, Newcastle, Wakefield and Laval facilities. There have been no significant interruptions or curtailments of operations due to labor disputes in the last five years, and the Company believes that relations with its employees are good. The collective bargaining agreements at the Company's facilities in Elyria, Joliet, Peoria and Laval will expire in 2000; the collective bargaining agreement at the Company's facilities in Grove City, Newcastle and Wakefield will expire in 2001; and the collective bargaining agreement at the Company's facilities in Avenel, Newton, Troy and Chagrin Falls will expire in 2002.

RAW MATERIALS

     Styrene monomer, polystyrene, polyethylene, polypropylene, polyvinyl chloride and various paper-based commodities (primarily recycled fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate during 1999 although prices for certain items such as styrene monomer, polystyrene, OCC and DLK have been volatile and may continue to fluctuate, in some instances adversely to the Company.

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

CUSTOMERS, SALES AND BACKLOG

     No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a good relationship. No one customer accounted for more than 10% of the Company's aggregate net sales for the fiscal year ended December 31, 1999. In general, the backlog of orders is not significant or material to an understanding of the Company's businesses.

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

     The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $1.6 million as of December 31, 1999 for its known future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 2000 and 2001 spending on environmental capital projects to be material.

     During 1991, the Company responded to an information request regarding the Global Landfill, New Jersey site and since such time has not received any further notifications regarding such site. During 1993, the Company was named a PRP at the Delta Chemicals, Pennsylvania Superfund site and in 1995 the Company paid a de minimis settlement of less than $20,000 at that site. During 1995, the Company paid $500 in connection with a de minimis consent order relating to the American Chemical Service site. In addition, over the past few years, the Company has received notices of potential liability relating to three Superfund sites for which the Company believes a former owner of the facilities subject to such notices will be responsible, and the Company has forwarded such notices to such former owner and has had no further involvement at those sites. In addition, during 1996 the Company answered a complaint regarding the Huth Oil, Ohio Superfund site and during 1997 this claim was voluntarily dismissed by the plaintiffs in the action. In addition, during 1998, the Company received a notice for potential liability relating to the Pfohl Brothers Cheektowaga, New York landfill site but to date has not received any further notifications regarding such site, and during 1999, the Company received a request for information regarding wastewater discharges to the Fox River and the Green Bay, but to date has not received any further notifications regarding such site. Although the Company endeavors to carefully manage its waste, because Superfund liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company's financial information about industry segments will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company's financial information about geographic areas will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000.

ITEM 2.  PROPERTIES

     The Company and its subsidiaries use various owned and leased plants, warehouses and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of March 1, 2000, the Company had thirty-four non-warehouse facilities and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under the Company's existing credit facility.


       LOCATION                          FUNCTION/SEGMENT                    SQUARE FOOTAGE
---------------------------      -----------------------------------         --------------
Domestic
Avenel, NJ(1)                    Extrusion                                        55,000
Bellwood, IL                     Paper Converting and Film Coating                71,000
Bellwood, IL(2)                  Paper Converting                                 71,000
Bridgeview, IL                   Paper Converting                                115,000
Chagrin Falls, OH                Paper Mill                                      120,000
Cumberland, RI                   Thermoforming                                    60,000
Elyria, OH(3)                    Extrusion                                        80,000
Grant Park, IL                   Thermoforming/Engineering                       184,000
Grove City, PA(4)                Thermoforming                                   236,000
Hazleton, PA(5)                  Polymerization/Extrusion                        166,000
Joliet, IL                       Paper Mill/Paper Converting                     410,000
Lompoc, CA(6)                    Thermoforming                                    93,000
Madison, GA                      Thermoforming/Paper Converting                  141,000
Manteno, IL                      Extrusion                                       105,000
Newton, MA(7)                    Paper and Film Converting/Coating               225,000
Peoria, IL                       Paper Mill                                      234,000
Rogers, MN(8)                    Thermoforming/Extrusion                         240,000
Sparks, NV(9)                    Thermoforming                                    40,000
Troy, OH                         Paper Converting/Coating                        320,000
Visalia, CA                      Thermoforming/Paper Converting                  144,000
Wakefield, MA                    Paper Converting                                 98,000
Wheaton, IL                      Thermoforming/Engineering                       120,000

International
D'Albon, France                  Thermoforming                                    17,000
Enniskillen, Northern
  Ireland(10)                    Thermoforming/Engineering                        16,000
Hong Kong, China(11)             Thermoforming                                    29,000
Laval, Quebec                    Thermoforming/Extrusion/Engineering              60,000
Longueuil, Quebec                Thermoforming/Paper Converting                   32,000
Monterrey, Mexico(12)            Thermoforming                                    24,000
Newcastle, Ontario               Extrusion                                        45,000
Raamsdonksveer,
Netherlands                      Extrusion                                        78,000
Sedgefield, England              Thermoforming/Extrusion                          48,000
Summerstown, Ontario             Thermoforming                                    55,000
Sungai Petani, Malaysia (13)     Thermoforming                                    38,000
Toronto, Ontario                 Paper Converting                                 54,000

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

 (6) Leased facility, with its lease expiring on April 30, 2004, subject to the Company's right to extend the lease for three additional five-year periods upon written notice thereof at least 120 days prior to the end of the then existing lease term.

 (7) Leased facility, with its lease expiring on December 5, 2001, with three one-year options to extend.

 (8) A portion of this facility is leased with the three leases expiring on January 1, 2002, February 1, 2010 and February 1, 2010. Each of these three leases contains a three-year extension option and an option, upon specified terms and conditions, to purchase the portion of the facility subject to such lease.

 (9) Leased facility, with its lease expiring on April 30, 2000.

(10) Leased facility, with its lease expiring on May 10, 2016.

(11) Leased facility, with its lease expiring on March 31, 2000.

(12) Leased facility, with its lease expiring on December 31, 2000.

(13) Leased facility, with three leases, one expiring on December 31, 2001 and two expiring on December 31, 2002.

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

        NAME                   AGE                              POSITION
--------------------           ---      --------------------------------------------------------
George V. Bayly                57       Director, Chairman of the Board, President and Chief
                                        Executive Officer of the Company since January 1991.

Frank V. Tannura               43       Director of the Company since August 1995. Executive Vice
                                        President and Chief Financial Officer of the Company since
                                        February 1999 and Executive Vice President and Chief
                                        Financial Officer since October 1989.

Gordon B. Bonfield             48       President of the Consumer Packaging Division since June 1999.
                                        Mr. Bonfield was President and Chief Executive Officer of
                                        Multi-Color Corporation from January 1998 to May 1999 and an executive officer of Fort James' Packaging business since
                                        1988.

Richard R. Cote                48       Vice President and Treasurer of the Company since August
                                        1994. Mr. Cote was Assistant Vice President and Treasurer
                                        of the Company from March 1992 to August 1994.

Thomas S. Ellsworth            54       Vice President and General Manager of the Company since
                                        1994.  Mr. Ellsworth was Vice President of the Company's
                                        paper mill operations from 1992 to 1994.

Gene J. Gentili                51       Vice President and General Manager of the Company since
                                        1994.  Vice President of Sales of the Company from 1993 to
                                        1994.  Mr. Gentili was director of national accounts for the
                                        Company from 1991 to 1993.

Roger A. Kurinsky              49       Vice President and General Manager of the Company since
                                        1994. Vice President of Marketing of the Company from 1991 to 1994

Jeremy S. Lawrence             48       Vice President of Human Resources of the Company since May
                                        1991.

John D. Maxwell                44       Vice President and General Manager of the Company since June
                                        1999.  Vice President of Sales since 1992.

G. Douglas Patterson           42       Vice President and General Counsel of the Company since June
                                        1991.

David E. Wartner               33       Vice President and Corporate Controller of the Company since
                                        October 1998.  From 1994 to 1998, Mr. Wartner was Corporate
                                        Controller of the Company.  Prior to 1994, Mr. Wartner was
                                        associated with PriceWaterhouse LLP.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange and the Chicago Stock Exchange, under the ticker symbol IXX. The high and low sales prices for the common stock by quarter during 1998 and 1999 as reported by the New York Stock Exchange are shown below.

                           PRICES                                  PRICES
        1999       ----------------------      1998         --------------------
      QUARTERS                               QUARTERS
        ENDED         HIGH         LOW         ENDED          HIGH        LOW
   --------------  ----------  ----------  -------------------------  ----------
      12/31/99        12 7/8      6 7/8       12/31/98        23 3/8      13 1/2
       9/30/99        22 1/2      9 3/4        9/30/98        24 1/8      13 5/8
       6/30/99        22         13 3/4        6/30/98        29 1/2      21
       3/31/99        26 1/8     13 5/8        3/31/98        25 1/4      19 5/8

     The approximate number of shareholders of record of the Company's common stock as of March 1, 2000 was 228 holders. The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors that the Company's Board of Directors may deem relevant. In addition, the Company's senior credit facility prohibits the payment of dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     Information regarding the Company's selected financial data will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding management's discussion and analysis of financial condition and results of operation will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and are identified by the use of forward looking words and phrases, such as "estimates," "plans," "expects," "to continue," "subject to," "target" and such other similar phrases. These forward looking statements are based on the current expectations of the Company. Because forward looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies (see "Business-Raw Materials"); (iii) increased competition in the Company's product lines (see "Business-Competition"); (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations (see "Business-Environmental Matters and Government Regulations"); (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk"); (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries; and (x) the Company's actual performance and highly leveraged financial condition (see Management's Discussion and Analysis of Financial Conditions and Results of Operation-Liquidity and Capital Resources").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE. The Company uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

    INTEREST RATES. The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 1999 the Company had $320 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

    The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million through November 5, 2001. These collar agreements effectively fix the LIBOR base rate for $60.0 million of the Company's indebtedness at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $5.5 million as of December 31, 1999 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements, supplementary data, financial information about segments and financial information about geographic areas will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and is incorporated herein by reference.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on April 26, 2000 and, to the extent required, are incorporated herein by reference:

                                                                                     ANNUAL REPORT TO
                                                                                     SECURITYHOLDERS
               Report of Independent Accountants                                     Page 55

               Consolidated Balance Sheets                                           Page 28

               Consolidated Statements of Operations                                 Page 30

               Consolidated Statements of Changes in Stockholders' Equity (Deficit)  Page 32

               Consolidated Statements of Cash Flows                                 Page 34

               Notes to Consolidated Financial Statements                            Page 35

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

(A)(3)  EXHIBITS.

                                                                                       INCORPORATED BY REFERENCE
                                                                                           TO THE FOLLOWING
                                                                            --------------------------------------------
             EXHIBIT                                                           EXHIBIT          REGISTRATION NUMBER
             NUMBER                 DESCRIPTION OF DOCUMENT                    NUMBER                OR REPORT
           -----------  -------------------------------------------------   --------------    --------------------------
               3.1      Amended and Restated Certificate of
                        Incorporation of Ivex Packaging Corporation
                        ("Holdings" or "Ivex")                                   3.3           Ivex Amendment No. 8
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

               3.2      Amended By-Laws of Ivex                                  3.4           Ivex Amendment No. 8 to
                                                                                               Form S-1 (Registration
                                                                                               No. 33-95436)

               3.3      Form of Certificate of Elimination of
                        Senior Cumulative Exchangeable
                        Preferred Stock of Ivex                                  3.5           Ivex Amendment No. 8
                                                                                               to Form S-1
                                                                                               (Registration No.
                                                                                               33-95436)

               3.4      Form of Certificate of Designation,
                        Preferences and Rights of Series A
                        Junior Participating Preferred Stock                     4.1           Ivex 3/3/99 Form 8-K
                                                                                               (File No. 33-60714)
               4.1      Form of Registration Rights Agreement,
                        dated as of September 30, 1997, among
                        Ivex, Acadia Partners, L.P., and the other
                        stockholders party thereto                               4.3           Ivex Amendment No. 8 to
                                                                                               Form S-1
                                                                                               (Registration No.
                                                                                               33-95436)
               4.2      Amended and Restated Credit Agreement, dated
                        as of October 2, 1997, by and among IPC,
                        Ivex, NationsBank, N.A. and Bankers Trust,
                        as agents, and the guarantors and lenders
                        identified on the signature pages thereto                4.2           Ivex 1997 Form 10-K
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
                                                                                               (File No. 33-60714)

               4.6      Form of First Amendment to Amended and                   4.6           Ivex 1998 Form 10-K
                        Restated Credit Agreement                                              (File No. 33-60714)


               4.7      Form of Second Amendment to Amended and
                        Restated Credit Agreement                                4.7           Ivex 1998 Form 10-K
                                                                                               (File No. 33-60714)
               4.8      Form of Third Amendment to Amended and
                        Restated Credit Agreement                                4.8           Ivex 1998 Form 10-K
                                                                                               (File No. 33-60714)
               4.9      Rights Agreement, dated as of February 10,
                        1999, between Ivex and First Chicago
                        Trust Company of New York                                4.1           Ivex 3/3/99 Form 8-K
                                                                                               (File No. 33-60714)

               4.10     Form of Fourth Amendment to Amended
                        and Restated Credit Agreement                           4.10           Ivex 9/30/99 Form 10-Q
                                                                                               (File No. 33-60714)
              *4.11     Form of Fifth Amendment to Amended
                        and Restated Credit Agreement

               4.12     1999 Stock Option Plan for Non-Employee
                        Directors                                            Exhibit A         Ivex 1999 Proxy
                                                                                               Statement
                                                                                               (File No. 33-60714)

              10.1      Form of Ivex Senior Management Annual
                        Incentive Plan(1)                                       10.1           Ivex Amendment No. 8
                                                                                               to Form S-1
                                                                                               (Registration No.
                                                                                               33-95436)
              10.2      Form of Nonqualified Deferred Compensation
                        Plan (1)                                                10.2           Ivex 1998 Form 10-K
                                                                                               (File No. 33-60714)
              10.3      Form of Nonqualified Deferred Compensation
                        Trust Agreement (1)                                     10.3           Ivex 1998 Form 10-K
                                                                                               (File No. 33-60714)
              10.4      Form of IPC Stock Purchase and Option
                        Agreement, dated as of January 1, 1993,
                        among IPC, Ivex, Acadia Partners, L.P.
                        and each of certain senior managers of
                        IPC with the Ivex Stock Purchase and
                        Option Agreement attached thereto (1)                   10.2           IPC 1993 Form 10-K
                                                                                               (Registration No.
                                                                                               33-52150)

              10.5      Form of Amended and Restated IPC, Inc.
                        Stock Option and Purchase Agreement and
                        Amended and Restated Ivex Packaging
                        Corporation Stock Option and Purchase
                        Agreement, each dated as of
                        January 1, 1996 (1)                                    10.16           Ivex 6/30/96 Form 10-Q
                                                                                               (File No. 33-60714)

              10.6      IPC Retirement Plan and Trust, as
                        amended and Restated May 1, 1992 (1)                    10.3           IPC Form S-1
                                                                                               (Registration No.
                                                                                               33-52150)

              10.7      Amended and Restated Employment Agreement,
                        dated as of May 30, 1996, between
                        George V. Bayly and IPC (1)                            10.14           Ivex 6/30/96 Form 10-Q
                                                                                               (File No. 33-60714)

              10.8      Form of Amendment No. 1 to Amended and
                        Restated Employment Agreement between                   10.8           Ivex 1998 Form 10-K
                        George V. Bayly and IPC (1)                                            (File No. 33-60714)

             *10.9      Form of Amended and Restated Employment
                        Agreement, dated as of October 31, 1999, between
                        IPC and Frank V. Tannura (1)

              10.10     Form of Ivex Packaging Corporation Employee
                        Stock Purchase Plan (1)                                10.16           Ivex 9/30/99 Form 10-Q
                                                                                               (File No. 33-60714)

             *10.11     Form of 1999 Long-Term Incentive Plan (1)

             *10.12     Form of Severance and Change of Control
                        Agreement between the Company and certain named executive officers (1)

              10.13     Form of Ivex Packaging Corporation 1997                10.45           Ivex Amendment No. 8
                        Long-Term Stock Incentive Plan (1)                                     to Form S-1 (Registration
                                                                                               No. 33-95436)

              10.14     Form of Senior Management's Promissory                 10.13           Ivex 1997 Form 10-K
                        Note to IPC (1)                                                        (File No. 33-60714)

             10.40 Loan Agreement, dated as of December 1, 1987, between the County of Kankakee, Illinois and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

             10.41      Loan Agreement, dated as of June 1, 1988,               10.11          IPC Form S-1
                        between the Development Authority of Morgan                            (Registration No.
                        County and Ivex of Delaware, Inc.                                      33-52150)
                        (n/k/a IPC, Inc.)
                                                                                               IPC Form S-1
                                                                                10.13          (Registration No.
                                                                                               33-52150)

             10.42      Loan Agreement, dated as of October 1, 1987,            10.15          IPC Form S-1
                        between the County of Will, Illinois and                               (Registration No.
                        LPX, Inc (n/k/a IPC, Inc.)                                             33-52150)

             10.43      Loan Agreement, dated as of April 1, 1988,              10.17          IPC Form S-1
                        between the Illinois Development Finance                               (Registration No.
                        Authority and Ivex of Delaware, Inc.                                   33-52150)
                        (n/k/a IPC, Inc.)

             10.44      Indenture of Trust, dated as of March 1,                10.19          IPC Form S-1
                        between Marine Midland Bank, N.A. and Ivex of                          (Registration No.
                        Delaware, Inc. (n/k/a IPC, Inc.)                                       33-52150)

             10.45      Loan Agreement, dated November 1, 1985,                 10.21          IPC Form S-1
                        between the Village of Bridgeview, Illinois                            (Registration No.
                        and L&CP Corporation (n/k/a IPC, Inc.)                                 33-52150)

             10.46      Loan Agreement, dated as of June 1, 1988,
                        between City of Troy, Ohio and L&CP
                        Corporation (n/k/a IPC, Inc.)                           10.23          IPC Form S-1
                                                                                               (Registration No.
                                                                                               33-52150)
             10.47      Lease Agreement, dated as of December 5,
                        1996, between State Street Bank and Trust
                        Company and IPC                                         10.46          Ivex 1996 Form 10-K
                                                                                               (File No. 33-60714)

             10.48      Lease, dated as of October 4, 1988, between
                        Seymour C. Graham and Kama Corporation
                        (n/k/a IPC, Inc.)                                       10.33          IPC Form S-1
                                                                                               (Registration No.
                                                                                               33-52150)

             10.49      Amendment to Lease, dated as of
                        December 20, 1988, between Seymour C. Graham
                        and Kama Corporation (n/k/a IPC, Inc.)                  10.34          IPC Form S-1
                                                                                               (Registration No.
                                                                                               33-52150)

             10.50      Lease, dated June 20, 1995, between
                        Howard H. Gelb and Eunice Gelb and
                        Kama Corporation (n/k/a IPC, Inc.)                                     Ivex 1995 Form 10-K
                                                                                10.44
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
                                                                                               (File No. 33-60714)

             10.53      Installment Sales Agreement, dated as of
                        December 12, 1990, between Grove City
                        Industrial Development Corporation and
                        Ivex Converted Products Corporation
                        (n/k/a IPC, Inc.)                                       10.39          IPC Form S-1
                                                                                               (Registration No.
                                                                                               33-52150)

             10.54      Form of Lease Agreements, dated
                        May 1, 1993, November 20, 1994 and                       10.54         Ivex 1998 Form 10-K
                        November 20, 1994, between Ultra Pac, Inc.                             (File No. 33-60714)
                        and the landlord thereof

             10.55      Lease Agreement, dated as of April 16,
                        1999, between Pactuco Acquisition, Inc.
                        and Gowing Leasing Company                               10.55         Ivex 3/31/99 Form 10-Q
                                                                                               (File No. 33-60714)
             10.70      Tax Sharing Agreement, dated as of
                        December 17, 1992, between Ivex and IPC
                        and certain of IPC's subsidiaries                        10.40         Ivex Form S-4
                                                                                               (Registration No.
                                                                                               33-60714)

             10.71      Form of Agreement and Plan of Merger,                      C-1         Ivex Schedule 14D-1,
                        dated as of March 23, 1998, among Ivex                                 dated 3/26/98
                        Package Acquisition, Inc. and Ultra Pac,
                        Inc.

            *11.13      Annual Report to Securityholders for
                        the year ended December 31, 1999.


             21.1       Subsidiaries of Ivex                                      21.1         Ivex 1998 Form 10-K
                                                                                               (Registration No. 33-60714)
            *23.1       Consent of PricewaterhouseCoopers LLP

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*    Filed herewith.

(1) Management contact or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH __, 2000.

                                               IVEX PACKAGING CORPORATION

                                               By:   /s/ George V. Bayly
                                                     -------------------
                                               Name: George V. Bayly
                                               Title: President and Chief
                                               Executive Officer

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH __, 2000.

         SIGNATURE                                 TITLE
   -------------------            ----------------------------------------

   /s/ George V. Bayly            Director, Chairman of the Board,
   -------------------            President and Chief Executive Officer
   George V. Bayly                (Principal Executive Officer)

   /s/ Frank V. Tannura           Director, Executive Vice President and Chief
   --------------------           Financial Officer (Principal Financial
   Frank V. Tannura               Officer)

   /s/ David E. Wartner           Vice President and Corporate Controller
   --------------------           (Principal Accounting Officer)
   David E. Wartner

   /s/ Glenn R. August            Director
   -------------------
   Glenn R. August

   /s/ Anthony P. Scotto          Director
   ---------------------
   Anthony P. Scotto

   /s/ William J. White           Director
   --------------------
   William J. White

   /s/ R. James Comeaux           Director
   --------------------
   R. James Comeaux

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Ivex Packaging Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, appearing on page 55 of the 1999 Annual Report to Stockholders of Ivex Packaging Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
January 27, 2000

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                                          1999          1998
                                                        --------      --------

        ASSETS
    Current Assets:
      Cash and cash equivalents                         $      9     $       9
                                                        --------     ---------
        Total current assets                                   9             9
    Investment in subsidiary                              73,418        73,418
    Due from IPC, Inc.                                    23,515        24,475
                                                        --------     ---------
        Total assets                                    $ 96,942     $  97,902
                                                        ========     =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

    Stockholders' equity:
      Common stock, $.01 par value -
       45,000,000 shares authorized
       20,793,469 and 20,931,268 shares
        issued and outstanding                          $    209     $     209
      Paid in capital in excess of par value             339,354       339,098
      Treasury stock                                      (1,216)
                                                        --------     ---------
      Accumulated deficit                               (241,405)     (241,405)
                                                        --------     ---------
        Total stockholders' equity                        96,942        97,902
                                                        --------     ---------
    Total liabilities and stockholders' equity          $ 96,942     $  97,902
                                                        ========     =========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                  FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                             1999         1998           1997
                                           -------      -------        --------
        Interest expense                   $            $              $ 11,447
                                           -------      -------        --------
        Loss before extraordinary loss                                  (11,447)
        Extraordinary loss                                              (22,297)
                                           -------      -------        --------
        Net loss                           $            $              $(33,744)
                                           =======      =======        ========


           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        PAID IN                                         STOCK-
                                             COMMON STOCK             CAPITAL IN                                       HOLDERS'
                                     ---------------------------       EXCESS OF      ACCUMULATED     TREASURY         EQUITY
                                        SHARES          AMOUNT         PAR VALUE        DEFICIT         STOCK         (DEFICIT)
                                     ------------     ----------       ----------     -----------     ----------      ---------
Balance at December 31, 1996            1,072,246     $       11       $  177,375     $ (207,661)     $               $ (30,275)
  Issuance of management shares           218,968              2           33,824                                        33,826
  Common stock split                   11,175,452            112             (112)
  Issuance of common stock              7,960,000             79          117,235                                       117,314
  Net loss                                                                               (33,744)                       (33,744)
                                     ------------     ----------       ----------     ----------      ----------      ---------
Balance at December 31, 1997           20,426,666            204          328,322       (241,405)                        87,121
  Issuance of common stock                500,000              5           10,702                                        10,707
  Exercise of common stock options          4,602                              74                                            74
                                     ------------     ----------       ----------     ----------      ----------      ---------
Balance at December 31, 1998           20,931,268            209          339,098       (241,405)                        97,902
  Exercise of common stock options         16,001                             256                                           256
  Purchase of treasury stock             (153,800)                                                        (1,216)        (1,216)
                                     ------------     ----------       ----------     ----------      ----------      ---------
Balance at December 31, 1999           20,793,469     $      209       $  339,354     $ (241,405)     $   (1,216)     $  96,942
                                     ============     ==========       ==========     ==========      ==========      =========

            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION
                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE YEAR
                                                                     ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                     1999            1998            1997
                                                   --------      ------------     ---------
Cash flows used by operating activities:
  Net loss                                         $               $              $ (33,744)
Adjustments to reconcile  net loss to net
  cash used by operating activities:
  Amortization of debt issue costs                                                      207
  Non-cash interest                                                                  11,223
  Extraordinary loss                                                                 22,297
                                                   --------        --------       ---------
                                                                                        (17)
Cash flows from financing activities:
  Proceeds from issuance of stock                                    10,707         117,314
  Redemption of 13 1/4% discount debentures                                        (117,363)
  Debt redemption costs                                                             (20,084)
  Transfer from (to) IPC, Inc.                          960         (10,781)         20,132
  Exercise of common stock options                      256              74
                                                   --------        --------       ---------
  Net cash from (used by) financing activities        1,216                              (1)
                                                   --------        --------       ---------
Cash flows from investing activities:
  Purchase of treasury stock                         (1,216)
                                                   --------        --------       ---------
  Net cash used by investing activities:             (1,216)
                                                   --------        --------       ---------
  Net decrease in cash and cash equivalents                                             (18)
  Cash and cash equivalents at beginning of
    period                                                9               9              27
                                                   --------        --------       ---------
  Cash and cash equivalents at end of period       $      9        $      9       $       9
                                                   ========        ========       =========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)


                                                            BEGINNING                                  ENDING
                                DESCRIPTION                  BALANCE      ADDITIONS    DEDUCTIONS      BALANCE
                    ---------------------------------       ---------     ---------    ----------      -------
                    Accounts receivable -- allowance
                       for doubtful accounts:
                                                1997        $ 2,080      $1,050 (1)  $   (586)(2)      $2,544
                                                1998          2,544       1,169 (1)      (846)(2)(3)    2,867
                                                1999          2,867       2,778 (1)      (652)(2)       4,993

                    Income Taxes --
                       valuation allowance:
                                                1997        $18,190           --     $(15,890)(4)      $2,300
                                                1998          2,300      $   276                        2,576
                                                1999          2,576        1,018       (1,400)          2,194

(1) Reflects additions of $328, $388 and $107 associated with acquisitions for the years ended December 31, 1999, 1998 and 1997, respectively.

(2)  Accounts charged off, less recoveries.

(3) Includes $261 as a result of the disposition of the Company's Detroit paper mill.

(4) Reflects the utilization of net operating loss carryovers for a portion of 1997 and the reversal of $13,200 of valuation allowance during the third quarter of 1997.

EXHIBIT INDEX

                                                                   SEQUENTIALLY
     EXHIBIT                                                         NUMBERED
     NUMBER                   DESCRIPTION OF DOCUMENT                  PAGE
     -------    -----------------------------------------------------------------
     3.1   --   Amended and Restated Certificate of Incorporation of Ivex
                Packaging Corporation ("Holdings" or "Ivex")

     3.2   --   Amended By-Laws of Ivex

     3.3   --   Form of Certificate of Elimination of Senior Cumulative
                Exchangeable Preferred Stock of Ivex

     3.4   --   Form of Certificate of Designation, Preferences and Rights of
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

     4.4   --   Form of Amended and Restated Security Agreement, dated as of
                October 2, 1997, among Ivex, IPC, and certain of IPC's
                subsidiaries and NationsBank, N.A., and Bankers Trust Company,
                as agents

     4.5   --   Form of Amended and Restated Mortgage and Security Agreement

     4.6   --   Form of First Amendment to Amended and Restated Credit Agreement

     4.7   --   Form of Second Amendment to Amended and Restated Credit Agreement

     4.8   --   Form of Third Amendment to Amended and Restated Credit Agreement

     4.9   --   Rights Agreement, dated as of February 10, 1999, between Ivex and First Chicago Trust Company of New York

     4.10  --   Form of Fourth Amendment to Amended and Restated Credit Agreement

     4.11  --   Form of Fifth Amendment to Amended and Restated Credit Agreement

     4.12  --   1999 Stock Option Plan for Non-Employee Directors

    10.1   --   Form of Ivex Senior Management Annual Incentive Plan(1)

    10.2   --   Form of Nonqualified Deferred Compensation Plan(1)

    10.3   --   Form of Nonqualified Deferred Compensation Trust Agreement(1)

    10.4   --   Form of IPC Stock Purchase and Option Agreement,  dated as of
                January 1, 1993,  among IPC,  Ivex,  Acadia  Partners,  L.P. and each of certain senior managers  of IPC with the Ivex Stock
                Purchase  and Option  Agreement attached thereto(1)

    10.5   --   Form of Amended and Restated IPC Stock Option and Purchase
                Agreement and Amended and Restated Ivex Stock Option and
                Purchase  Agreement,  each dated as of January 1, 1996(1)

    10.6   --   IPC Retirement Plan and Trust, as amended and Restated May 1, 1992(1)

    10.7   --   Amended and Restated Employment Agreement, dated as of May 30,
                1996, between George V. Bayly and IPC(1)

    10.8   --   Form of Amendment No. 1 to Amended and Restated Employment
                Agreement between George V. Bayly and IPC(1)

     *10.9   --  Form of Amended and Restated Employment Agreement, dated as of October  31, 1999, between IPC and Frank V. Tannura (1)

     *10.12  --  Form of Severance Agreement between the Company and certain named executive officers (1)

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

      10.54  --  Form of Lease Agreements, dated May 1, 1993, November 20, 1994 and November 20, 1994, between Ultra Pac, Inc. and the landlord thereof

      10.55  --  Lease Agreement, dated as of April 16, 1999, between
                 Pactuco Acquisition, Inc. and Gowing Leasing Company

      10.70  --  Tax Sharing Agreement, dated as of December 17, 1992, between Ivex and IPC and certain of IPC's subsidiaries

      10.71  --  Form of Agreement and Plan of Merger, dated as of March 23,
                 1998, among Ivex Package Acquisition, Inc. and Ultra Pac, Inc.

     *13     --  Annual Report to Securityholders for the year ended December 31, 1999

      21.1   --  Subsidiaries of Ivex

     *23.1   --  Consent of PricewaterhouseCoopers LLP

     27    --   Financial Data Schedule, which is submitted electronically to the
                Securities and Exchange Commission for information only and not filed.

(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

* Filed herewith.