Form 10-Q
period 2000-03-31
IVEX PACKAGING CORP /DE/
filed 2000-05-12
CIK 900367

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



For the Quarter Ended March 31, 2000             Commission File Number 33-60714

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

         Yes   X    No
              ---

         At May 12, 2000, there were 20,322,469 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                March 31,  December 31,
                          ASSETS                                 2000          1999
                                                               ---------   ------------
Current Assets:
   Cash and cash equivalents                                   $   8,330    $   5,824
   Accounts receivable trade, net of allowance                   103,394       98,280
   Inventories                                                   109,709       97,519
   Prepaid expenses and other                                      4,843        5,036
                                                               ---------    ---------
            Total current assets                                 226,276      206,659
                                                               ---------    ---------
Property, Plant and Equipment:
   Buildings and improvements                                     65,922       65,994
   Machinery and equipment                                       370,227      368,050
   Construction in progress                                       25,541       19,119
                                                               ---------    ---------
                                                                 461,690      453,163
   Less - Accumulated depreciation                              (209,526)    (199,457)
                                                               ---------    ---------
                                                                 252,164      253,706
   Land                                                           12,608       12,608
                                                               ---------    ---------
            Total property, plant and equipment                  264,772      266,314
                                                               ---------    ---------
Other Assets:
   Goodwill, net of accumulated amortization                     104,109      104,411
   Deferred income taxes                                           4,232        5,934
   Management receivable                                           9,810        9,817
   Miscellaneous                                                  48,226       47,452
                                                               ---------    ---------
            Total other assets                                   166,377      167,614
                                                               ---------    ---------
Total Assets                                                   $ 657,425    $ 640,587
                                                               =========    =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt                      $  27,615    $  27,806
   Accounts payable and accrued invoices                          70,774       64,108
   Accrued salary and wages                                        9,864        9,980
   Self insurance reserves                                         8,954        8,853
   Accrued rebates and discounts                                   5,845        7,595
   Accrued interest                                                4,672        3,164
   Other accrued expenses                                         15,579       15,954
                                                               ---------    ---------
            Total current liabilities                            143,303      137,460
                                                               ---------    ---------
Long-Term Debt                                                   444,917      434,902
                                                               ---------    ---------
Other Long-Term Liabilities                                       21,804       21,566
                                                               ---------    ---------
Deferred Income Taxes                                              1,277        1,351
                                                               ---------    ---------
Commitments and Contingencies (Note 5)
                                                               ---------    ---------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares
       authorized; 20,322,469 and
       20,793,469 shares issued and outstanding
       at March 31, 2000 and December 31 1999, respectively          209          209
   Paid in capital in excess of par value                        339,354      339,354
   Accumulated deficit                                          (282,163)    (286,400)
   Treasury stock, at cost                                        (4,848)      (1,216)
   Accumulated other comprehensive income (loss)                  (6,428)      (6,639)
                                                               ---------    ---------
            Total stockholders' equity                            46,124       45,308
                                                               ---------    ---------
Total Liabilities and Stockholders' Equity                     $ 657,425    $ 640,587
                                                               =========    =========


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Net sales                                         $    172,703    $    143,208
Cost of goods sold                                     135,803         106,016
                                                  ------------    ------------
Gross profit                                            36,900          37,192
                                                  ------------    ------------
Operating expenses:
   Selling                                               9,912           9,367
   Administrative                                       10,416          10,538
   Amortization of intangibles                             851             645
                                                  ------------    ------------
Total operating expenses                                21,179          20,550
                                                  ------------    ------------
Income from operations                                  15,721          16,642
Other income (expense):
   Interest expense                                     (9,073)         (7,250)
   Income from equity investments                           78             788
                                                  ------------    ------------
Income before income taxes                               6,726          10,180
Income tax provision                                     2,489           3,987
                                                  ------------    ------------
Net income                                        $      4,237    $      6,193
                                                  ============    ============

Earnings per share:
      Basic:
            Net income                            $       0.21    $       0.30
                                                  ============    ============
            Weighted average shares outstanding     20,498,183      20,933,232
                                                  ============    ============
      Diluted:
            Net income                            $       0.21    $       0.29
                                                  ============    ============
            Weighted average shares outstanding     20,498,354      21,041,258
                                                  ============    ============



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                       Ivex Packaging Corporation                                                Accumulated
                                             Common Stock           Paid in Capital                                 Other
                                       --------------------------    In Excess of    Accumulated     Treasury   Comprehensive
                                         Shares           Amount      Par Value       Deficit         Stock     Income (Loss)
                                       -----------      ---------   ---------------  -----------     --------   -------------
Balance at December 31, 1998           20,931,268       $ 209       $  339,098         $(311,642)                  $ (5,474)
   Exercise of common stock options        16,001                          256
   Net income                                                                             25,242
   Purchase treasury stock               (153,800)                                                   $(1,216)
   Other comprehensive loss                                                                                          (1,165)

   Comprehensive income (loss)

                                       ----------       -----       ----------         ---------     -------       --------
Balance at December 31, 1999           20,793,469         209          339,354          (286,400)     (1,216)        (6,639)
   Net income                                                                              4,237
   Purchase treasury stock               (471,000)                                                    (3,632)
   Other comprehensive income                                                                                           211
   Comprehensive income (loss)
                                       ----------       -----       ----------         ---------     -------       --------
Balance at March 31, 2000              20,322,469       $ 209       $  339,354         $(282,163)    $(4,848)      $ (6,428)
                                       ==========       =====       ==========         =========     =======       ========


                                                 Stockholders'   Comprehensive
                                                   Equity        Income (Loss)
                                                 -------------   -------------
Balance at December 31, 1998                      $  22,191
   Exercise of common stock options                     256
   Net income                                        25,242       $  25,242
   Purchase treasury stock                           (1,216)
   Other comprehensive loss                          (1,165)         (1,165)
                                                                  ---------
   Comprehensive income (loss)                                    $  24,077
                                                                  =========
                                                  ---------
Balance at December 31, 1999                         45,308
   Net income                                         4,237       $   4,237
   Purchase treasury stock                           (3,632)
   Other comprehensive income                           211             211
                                                                  ---------
   Comprehensive income (loss)                                    $   4,448
                                                                  =========
                                                  ---------
Balance at March 31, 2000                         $  46,124
                                                  =========



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   ---------------------
                                                                                     2000        1999
                                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                                      $  4,237    $  6,193
      Adjustments to reconcile net income to net cash from operating activities:
         Depreciation of properties                                                   9,907       8,620
         Amortization of intangibles and debt issue costs                             1,115         860
         Non-cash income from equity investments                                        (78)       (788)
         Non-cash interest (income) expense                                            (432)       (375)
         Deferred income taxes                                                        1,700       3,072
                                                                                   --------    --------
                                                                                     16,449      17,582
         Change in operating assets and liabilities:
            Accounts receivable                                                      (5,138)     (6,445)
            Inventories                                                             (12,105)     (6,061)
            Prepaid expenses and other assets                                           185        (563)
            Accounts payable                                                          6,682         347
            Accrued expenses and other liabilities                                     (571)     (2,315)
                                                                                   --------    --------
         Net cash from operating activities                                           5,502       2,545
                                                                                   --------    --------
Cash flows from financing activities:
   Payment of debt                                                                   (6,680)     (5,831)
   Proceeds from revolving credit facility                                           16,700      15,900
   Purchase treasury stock                                                           (3,632)
   Payment of debt issue costs and other                                               (872)        201
                                                                                   --------    --------
         Net cash from financing activities                                           5,516      10,270
                                                                                   --------    --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                         (8,528)    (12,255)
   Acquisitions                                                                                  (1,735)
   Other, net                                                                            16         (77)
                                                                                    --------    --------
         Net cash used by investing activities                                       (8,512)    (14,067)
                                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                                  2,506      (1,252)
Cash and cash equivalents at beginning of period                                      5,824       7,363
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  8,330    $  6,111
                                                                                   ========    ========

Supplemental cash flow disclosures: Cash paid during the period for:
   Interest                                                                        $  7,732    $  6,639
   Income taxes                                                                       1,816       1,631



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ACCOUNTING AND REPORTING POLICIES

      In the opinion of management, the information in the accompanying unaudited consolidated financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

      The Company's accounting and reporting policies are summarized in Note 2 to the consolidated financial statements of the Ivex Form 10-K.

Accounts Receivable

      Accounts receivable at March 31, 2000 and December 31, 1999 consisted of the following:

                                                March 31,   December 31,
                                                  2000         1999
                                                ---------   ----------
      Accounts receivable...................... $ 108,052    $ 103,273
      Less - Allowance for doubtful accounts...    (4,658)      (4,993)
                                                ---------    ---------
                                                $ 103,394    $  98,280
                                                =========    =========
   Inventories

      Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                                March 31,  December 31,
                                                  2000         1999
                                                --------   ------------
      Raw materials............................ $ 51,634     $ 46,018
      Finished goods...........................   58,075       51,501
                                                --------     ----------
                                                $109,709     $ 97,519
                                                ========     ==========
NOTE 2 - LONG TERM DEBT

      At March 31, 2000 and December 31, 1999, the long-term debt of the Company was as follows:

                                                March 31,   December 31,
                                                  2000         1999
                                                ---------    ---------

Senior credit facility ........................ $ 431,150    $ 421,075
Industrial revenue bonds ......................    39,570       39,590
Other .........................................     1,812        2,043
                                                ---------    ---------
      Total debt outstanding ..................   472,532      462,708
Less - Current installments of long-term debt..   (27,615)     (27,806)
                                                ---------    ---------
      Long-term debt .......................... $ 444,917    $ 434,902
                                                =========    =========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - REPORTING SEGMENTS

        The Company is divided into the Consumer Packaging and Technical Packaging operating segments based on management decisions as to resource allocation.

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:


                                                       Quarter Ended
                                                          March 31,
                                                    ----------------------
                                                      2000         1999
                                                    ---------    ---------
Net Sales:
      Consumer Packaging                            $ 100,978    $  88,463
      Technical Packaging                              71,725       54,745
                                                    ---------    ---------
            Total                                   $ 172,703    $ 143,208
                                                    =========    =========

Income Before Income Taxes:
      EBITDA:
            Consumer Packaging                      $  19,536    $  19,964
            Technical Packaging                         8,714        8,291
            Corporate                                  (1,771)      (2,348)
                                                    ---------    ---------
                  Total                                26,479       25,907
      Depreciation expense                             (9,907)      (8,620)
      Amortization expense                               (851)        (645)
      Income from equity investments                       78          788
      Interest expense                                 (9,073)      (7,250)
                                                    ---------    ---------
            Income before income taxes              $   6,726    $  10,180
                                                    =========    =========

Purchase of Property, Plant and Equipment:
      Consumer Packaging                            $   6,418    $   6,756
      Technical Packaging                               2,299        5,144
      Corporate                                          (189)         355
                                                    ---------    ---------
            Total                                   $   8,528    $  12,255
                                                    =========    =========

                                                    March 31,    December 31,
                                                      2000           1999
                                                    ---------    -----------
Total Assets:
      Consumer Packaging                            $ 401,964    $ 395,583
      Technical Packaging                             221,878      212,659
      Corporate                                        33,583       32,345
                                                    ---------    -----------
            Total                                   $ 657,425    $ 640,587
                                                    =========    ===========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - RESTRUCTURING CHARGE

      During 1999, Ivex recorded a restructuring charge of $4,950 (the "1999 Restructuring Charge") related to exit costs and certain asset impairments associated with closing the Hollister, California manufacturing facility, rationalizing and realigning manufacturing capacity in certain of the Company's businesses and exiting Ultra Pac's joint venture agreement in Chile.

      The remaining balance sheet reserve at December 31, 1999 related to the 1999 Restructuring Charge was $2,843 representing $2,758 of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $85 of certain lease exit costs at the Sparks, Nevada facility.

      During the first quarter 2000, the Company charged approximately $150 of lease cost to the Hollister reserve and zero to the Sparks reserve. The remaining restructuring reserve related to the 1999 Restructuring Charge at March 31, 2000 was approximately $2,700.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      The Company is party to litigation matters and claims, including environmental that are normal in the course of its operations. Insurance coverages are maintained and estimated costs are recorded for items that are reasonably estimable. It is management's opinion that none of these will have a materially adverse effect on the Company's financial position.

NOTE 6 - SUBSEQUENT EVENTS

      On April 24, 2000, the Company announced that it had executed a definitive agreement to sell its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash. The sale, which is subject to customary closing conditions, is expected to close during the second quarter of 2000. The Specialty Coating business is part of the Technical Packaging operating segment and includes the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90,000 in 1999 and $24,000 in the first quarter of 2000.

      On April 26, 2000, the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for eligible employees of the Company and certain designated subsidiaries to purchase the Company's common stock at a discount from fair market value through automatic payroll deductions. A total of 300,000 shares of the Company's common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of such plan.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      Net Sales

          The Company's net sales increased by 20.6% during the first quarter of 2000 over the Company's net sales during the corresponding period in 1999. The increase primarily results from selling price increases in most markets primarily associated with increased raw material costs and unit growth in certain markets. Consumer Packaging sales included increased unit sales volume of extruded sheet and film and increased sales of converted plastic and paper products for food applications. Technical Packaging sales included increased unit volume for recycled paper, protective packaging and coated and laminated products. The second quarter 1999 acquisition of the electronics business of Pactuco, Inc. ("Pactuco") and the third quarter 1999 acquisition of F.T.S. Holdings B.V. ("Folietechniek") also contributed to the increased net sales. See additional discussion in "Operating Segments".

      Gross Profit

          The Company's gross profit for the first quarter of 2000 was relatively consistent with the corresponding period in the prior year. The slight decrease in gross profit, despite the increased sales during the first quarter of 2000 compared to the first quarter of 1999, was primarily the result of raw material cost increases in most businesses (including plastic resin and paper). The decrease was partially offset by incremental gross profit from the Pactuco and Folietechniek acquisitions. Gross profit margin decreased to 21.4% during the first quarter of 2000 compared to 26.0% during the first quarter of 1999. The decrease in gross profit margin primarily reflected the increased raw material costs.

      Operating Expenses

          Selling and administrative expenses increased 2.1% during the quarter of 2000 primarily as a result of the Pactuco and Folietechniek acquisitions. As a percentage of net sales, selling and administrative expenses decreased to 11.8% during the first quarter of 2000 compared to 13.9% during the same period in the prior year. The decrease as a percentage of net sales was primarily the result of the increased selling prices and cost control initiatives.

          Amortization of intangibles increased 31.9% during the first quarter of 2000 compared to the same period in 1999 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Pactuco and Folietechniek acquisitions.

      Income from Operations

          Income from operations and operating margin were $15.7 million and 9.1%, respectively, during the first quarter of 2000 compared to income from operations of $16.6 million and 11.6%, respectively, during the first quarter of 1999. The decrease in income from operations and operating margin was primarily the result of the decreased gross profit and gross profit margin.


      Interest Expense

          Interest expense during the first quarter of 2000 was $9.1 million compared to $7.3 million during the same period in 1999. The increase in interest expense primarily resulted from greater aggregate indebtedness and higher effective interest rates on borrowings.

      Income from Equity Investments

          The decrease in Income from equity investments primarily resulted from the decreased net income of Packaging Holdings, LLC. The decrease in Packaging Holdings, LLC net income is primarily due to cost increases in their paper based raw material.

      Income Taxes

          The Company's effective tax rate for the first quarter of 2000 approximated 37% compared to 39% for the first quarter of 1999. The decrease in effective tax rates results primarily from lower tax rates in Canada and Europe. Net Income

          Net income decreased to $4.2 million during the first quarter of 2000 compared to net income of $6.2 million in the prior year. The decrease primarily resulted from the reduced income from operations and higher interest expense partially offset by decreased income tax expense.

      Earnings Per Share

          Diluted earnings per share decreased to $0.21 during the first quarter of 2000 compared to earnings per share of $0.29 during the first quarter of 1999. The decrease in diluted earnings per share primarily resulted from the reduced net income discussed previously.

OPERATING SEGMENTS

      Net Sales

          The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:


                                       Three Months Ended March 31,
                          --------------------------------------------------
                                          (dollars in thousands)
                                          % of                      % of
                            2000         Net Sales      1999      Net Sales
                          --------       ---------    --------    ---------

     Consumer Packaging   $100,978          58.5      $ 88,463       61.8
     Technical Packaging    71,725          41.5        54,745       38.2
                          --------         -----      --------      -----
     Total                $172,703         100.0      $143,208      100.0
                          ========         =====      ========      =====

          Consumer Packaging net sales increased by 14.1% during the first quarter of 2000 from the corresponding period in 1999. The increase primarily results from increased selling price in most markets (associated with raw material cost increases), increased unit sales of extruded sheet and converted plastic and paper products for food applications, and incremental sales associated with the Folietechniek acquisition. The largest unit volume growth within the Company's extruded products occurred in the OPS and custom extruded sheet product categories.

          Technical Packaging net sales increased by 31.0% during the first quarter of 2000 from the corresponding period in 1999, primarily due to the increased selling price in most markets (primarily associated with raw material cost increases) and increased unit volume of surface protection, protective packaging and coated and laminated products. Additionally, the increase is a result of incremental sales from Pactuco.

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

          The following table sets forth information with respect to EBITDA of the Company's operating segments for the periods presented:


                                   Three Months Ended March 31,
                          ----------------------------------------------
                                      (dollars in thousands)
                                      % of                      % of
                            2000     Net Sales      1999      Net Sales
                          --------   ---------    --------    ---------

     Consumer Packaging   $ 19,536     19.3       $ 19,964      22.6
     Technical Packaging     8,714     12.1          8,291      15.1
     Corporate Expense      (1,771)                 (2,348)
                          --------                --------
     Total                $ 26,479     15.3       $ 25,907      18.1
                          ========                ========

          The Company's EBITDA increased 2.2% from $25.9 million to $26.5 million and EBITDA margin decreased from 18.1% to 15.3% during the first quarter of 2000 compared to the same period in 1999. The 2.1%, or $0.4 million, decrease in Consumer Packaging's EBITDA in the current quarter was primarily attributable to the raw material cost increases partially offset by incremental EBITDA from Folietechniek. The increase in Technical Packaging's EBITDA of 5.1%, or $0.4 million was primarily due to the increased unit volume.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2000, the Company had cash and cash equivalents of $8.3 million and availability under the revolving credit portion of its Senior Credit Facility was $38.2 million. The Company's working capital at March 31, 2000 was $83.0 million.

          The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

          The Senior Credit Facility is comprised of a $150.0 million Term A Loan, a $150.0 million Term B Loan and a $265.0 million revolving credit facility (up to $65.0 million of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $25.0 million in 2000, $26.25 million in 2001, $31.25 million in 2002 and $26.25 million in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1.5 million per annum through September 30, 2003 and four installments of $35.25 million on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of March 31, 2000, such rate was LIBOR plus 1.50%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of March 31, 2000, such rate for the Term B Loan was LIBOR plus 2.00%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Credit Facility in all material respects.

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

          The Company made capital expenditures of $8.5 million and $12.3 million in the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Company has a significant number of capital projects ongoing in all major business groups, with the majority of the spending going to capacity additions in extrusion and converting for the Consumer Packaging operating segment. Capital spending for 2000 is expected to range from $35.0 million to $40.0 million.

          On October 21, 1999, Ivex announced its plans to purchase up to $5.0 million of its outstanding shares of common stock, from time to time, in the open market and in individually negotiated transactions, subject to price, availability and general market conditions. At March 31, 2000, the Company had purchased $4.8 million of its outstanding shares of common stock.

          The remaining balance sheet reserve at December 31, 1999 related to the 1999 Restructuring Charge was $2.8 million representing $2.7 million of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $0.1 million of certain lease exit costs at the Sparks, Nevada facility.

          During the first quarter 2000, the Company charged approximately $0.2 million of lease cost to the Hollister reserve and zero to the Sparks reserve. The remaining restructuring reserve related to the 1999 Restructuring Charge at March 31, 2000 was approximately $2.7 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories - fair value and cash flow hedges - which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. In June 1999, the statement's effective date was delayed by one year and it will be effective January 1, 2001 for the Company. The effect of adoption of this statement on the Company's results of operations or financial position has not been determined.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign Exchange

          The Company uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

   Interest Rates

          The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2000, the Company had $320.0 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

          The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160.0 million of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $6.4 million as of March 31, 2000 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended March 31, 2000, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On April 26,2000, the Corporation held its 2000 annual meeting of stockholders, at which the stockholders elected two Class III directors for a three-year term, approved the adoption of the Corporation's 1999 Employee Stock Purchase Plan and ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for 2000.

        The following Class I and Class II directors, whose terms expire at the annual meeting in 2001 and 2002, respectively, continued in office following the 2000 annual meeting:

              Class I:    Glenn R. August and Frank V. Tannura

              Class II:   R. James Comeaux and William J. White

          A total of 16,663,733 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 79.6% of the voting power of the Corporation entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the meeting, including the broker non-votes, where applicable, were as follows:

Nominees for Election                                Number of Votes
to Board of Directors:                      In Favor                 Withheld

     George V. Bayly                        14,780,790                1,882,943
     Anthony P. Scotto                      14,780,790                1,882,943

Approval of 1999 Employee                   For                      13,301,735
Stock Purchase Plan                         Against                     689,241
                                            Abstentions                   4,320

Ratification of                             For                      16,656,939
PricewaterhouseCoopers LLP                  Against                       2,646
as independent accountants                  Abstentions                   4,148

ITEM 5.  OTHER INFORMATION.

          On April 24, 2000, the Company announced that it had executed a definitive agreement to sell its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113.0 million in cash. The sale, which is subject to customary closing conditions, is expected to close during the second quarter of 2000. The Specialty Coating business is part of the Technical Packaging operating segment and includes the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90.0 million in 1999 and $24.0 million in the first quarter of 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit No.         Description
     -----------         -----------

        27               Financial Data Schedule


(b)  Reports on Form 8-K.

     None.


                                    SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IVEX PACKAGING CORPORATION





                                             By: /s/ Frank V. Tannura
                                                --------------------------------
                                                 Frank V. Tannura
                                                 Executive Vice President and
                                                 Principal Financial Officer

May 12, 2000