Form 10-Q
period 2000-06-30
IVEX PACKAGING CORP /DE/
filed 2000-08-11
CIK 900367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended June 30, 2000              Commission File Number 33-60714

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

          At August 10, 2000, there were 20,322,469 shares of common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                             JUNE 30,        DECEMBER 31,
                                                                                 2000             1999
                                                                                 ----             ----
Current Assets:
   Cash and cash equivalents.........................................      $       8,717       $      5,824
   Accounts receivable trade, net of allowance.......................             98,819             98,280
   Inventories.......................................................             94,176             97,519
   Prepaid expenses and other........................................              5,705              5,036
                                                                           -------------       ------------
     Total current assets............................................            207,417            206,659
                                                                           -------------       ------------
Property, Plant and Equipment:
   Buildings and improvements........................................             62,138             65,994
   Machinery and equipment...........................................            323,759            368,050
   Construction in progress..........................................             35,244             19,119
                                                                           -------------       ------------
                                                                                 421,141            453,163
   Less - accumulated depreciation...................................           (188,599)          (199,457)
                                                                           -------------       ------------
                                                                                 232,542            253,706
   Land..............................................................             12,316             12,608
                                                                           -------------       ------------
     Total property, plant and equipment.............................            244,858            266,314
                                                                           -------------       ------------
Other Assets:
   Goodwill, net of accumulated amortization.........................             95,627            104,411
   Deferred income taxes.............................................                                 5,934
   Management receivable.............................................              9,781              9,817
   Miscellaneous.....................................................             44,441             47,452
                                                                           -------------       ------------
     Total other assets..............................................            149,849            167,614
                                                                           -------------       ------------
Total Assets.........................................................      $     602,124       $    640,587
                                                                           =============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt............................      $      19,626       $     27,806
   Accounts payable and accrued invoices.............................             66,319             64,108
   Accrued salary and wages..........................................              9,032              9,980
   Self insurance reserves...........................................              8,416              8,853
   Accrued rebates and discounts.....................................              5,371              7,595
   Accrued interest..................................................              3,139              3,164
   Other accrued expenses............................................             26,381             15,954
                                                                           -------------       ------------
     Total current liabilities.......................................            138,284            137,460
                                                                           -------------       ------------
Long-Term Debt.......................................................            362,571            434,902
                                                                           -------------       ------------
Other Long-Term Liabilities..........................................             18,200             21,566
                                                                           -------------       ------------
Deferred Income Taxes................................................             13,238              1,351
                                                                           -------------       ------------
Commitments and Contingencies (Note 7)...............................
                                                                           -------------       ------------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,322,469 and 20,793,469 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively ..............                209                209
   Paid in capital in excess of par value............................            339,354            339,354
   Accumulated deficit...............................................           (257,850)          (286,400)
   Treasury stock, at cost...........................................             (4,848)            (1,216)
   Accumulated other comprehensive income (loss).....................             (7,034)            (6,639)
                                                                           -------------       ------------
     Total stockholders' equity .....................................             69,831             45,308
                                                                           -------------       ------------
Total Liabilities and Stockholders' Equity ..........................      $     602,124       $    640,587
                                                                           =============       ============

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Quarter Ended              Six Months Ended
                                                                   June 30,                     June 30,
                                                         --------------------------   --------------------------
                                                              2000         1999             2000         1999
                                                              ----         ----             ----         ----
Net sales.............................................   $   179,479   $    160,331   $    352,182   $    303,539
Cost of goods sold....................................       141,862        119,976        277,665        225,992
                                                         -----------   ------------   ------------   ------------
Gross profit..........................................        37,617         40,355         74,517         77,547
                                                         -----------   ------------   ------------   ------------
Operating expenses:
   Selling............................................         9,304          9,740         19,216         19,107
   Administrative.....................................        10,200         10,318         20,616         20,856
   Amortization of intangibles........................           963            751          1,814          1,396
   Restructuring charge...............................         4,000                         4,000
                                                         -----------   ------------   ------------   ------------
Total operating expenses..............................        24,467         20,809         45,646         41,359
                                                         -----------   ------------   ------------   ------------
Income from operations................................        13,150         19,546         28,871         36,188
Other income (expense):
   Interest expense...................................       (8,698)         (7,278)       (17,771)       (14,528)
   Income (loss) from equity investments..............       (1,858)            923         (1,780)         1,711
   Gain on sale.......................................       42,150                         42,150
                                                         -----------   ------------   ------------   ------------

Income before income taxes............................        44,744         13,191         51,470         23,371
Income tax provision .................................        20,431          5,065         22,920          9,052
                                                         -----------   ------------   ------------   ------------
Net income ...........................................   $    24,313   $      8,126   $     28,550   $     14,319
                                                         ===========   ============   ============   ============

Earnings per share:
   Basic:
      Net income .....................................   $      1.20   $       0.39   $       1.40   $       0.68
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    20,322,469     20,936,910     20,410,326     20,935,071
                                                         ===========   ============   ============   ============

   Diluted:
      Net income .....................................   $      1.20   $       0.39   $       1.40   $       0.68
                                                         ===========   ============   ============   ============
      Weighted average shares outstanding.............    20,323,018     21,051,656     20,410,875     21,046,457
                                                         ===========   ============   ============   ============





         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                              Paid in
                                       Common Stock           Capital
                                   --------------------     In Excess of   Accumulated
                                   Shares        Amount      Par Value       Deficit
                                   ------        ------      ---------       -------
Balance at December 31, 1998..... 20,931,268      $ 209      $ 339,098     $ (311,642)
   Exercise of common stock
    options......................     16,001                       256
   Net income....................                                              25,242
   Purchase treasury stock.......   (153,800)
   Other comprehensive loss......

   Comprehensive income (loss)...
                                  ----------      -----      ---------     ----------
Balance at December 31, 1999      20,793,469        209        339,354       (286,400)
   Net income....................                                              28,550
   Purchase treasury stock.......   (471,000)
   Other comprehensive loss .....

   Comprehensive income (loss)...
                                  ----------      -----      ---------     ----------
Balance at June 30, 2000......... 20,322,469      $ 209      $ 339,354     $ (257,850)
                                  ==========      =====      =========     ==========

                                                 Accumulated
                                                    Other
                                    Treasury    Comprehensive    Stockholders'   Comprehensive
                                     Stock      Income (Loss)       Equity       Income (Loss)
                                     -----      -------------      ---------     -------------
Balance at December 31, 1998....                  $ (5,474)       $  22,191
   Exercise of common stock
    options.....................                                        256
   Net income...................                                     25,242       $   25,242
   Purchase treasury stock......   $   (1,216)                       (1,216)
   Other comprehensive loss.....                    (1,165)          (1,165)          (1,165)
                                                                                  ----------
   Comprehensive income (loss)..                                                  $   24,077
                                   ----------     --------        ---------        =========
Balance at December 31, 1999           (1,216)      (6,639)          45,308
   Net income...................                                     28,550       $   28,550
   Purchase treasury stock......       (3,632)                       (3,632)
   Other comprehensive loss ....                      (395)            (395)            (395)
                                                                                  ----------
   Comprehensive income (loss)..                                                  $   28,155
                                   ----------     --------        ---------       ==========
Balance at June 30, 2000........   $   (4,848)    $ (7,034)       $  69,831
                                   ==========     ========        =========



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                           2000          1999
                                                                                           ----          ----
Cash flows from operating activities:
   Net income .....................................................................    $   28,550    $   14,319
      Adjustments to reconcile net income to net cash from (used by)
            operating activities:
        Depreciation of properties.................................................        19,925        17,642
        Amortization of intangibles and debt issue costs...........................         2,334         1,829
        Gain on sale...............................................................       (42,150)
        Non-cash (income) loss from equity investments.............................         1,780        (1,711)
        Non-cash interest (income) expense.........................................          (876)         (750)
        Non-cash restructuring charge..............................................         3,489
        Deferred income taxes......................................................        17,938         7,093
                                                                                       ----------    ----------
                                                                                           30,990        38,422
     Change in operating assets and liabilities:
       Accounts receivable.........................................................       (14,583)      (10,601)
       Inventories.................................................................       (15,974)       (6,542)
       Prepaid expenses and other assets...........................................        (1,583)       (1,268)
       Accounts payable and accrued invoices.......................................         6,084         3,947
       Accrued expenses and other liabilities......................................        (7,200)       (4,972)
                                                                                       ----------    ----------
     Net cash from (used by) operating activities..................................        (2,266)       18,986
                                                                                       ----------    ----------
Cash flows from financing activities:
   Payment of debt.................................................................       (90,368)      (11,206)
   Proceeds from revolving credit facility.........................................        10,100        39,200
   Purchase of treasury stock......................................................        (3,632)
   Payment of debt issue costs and other...........................................            20           924
                                                                                       ----------    ----------
     Net cash from financing activities............................................       (83,880)       28,918
                                                                                       ----------    ----------
Cash flows from (used by) investing activities:
   Purchase of property, plant and equipment.......................................       (21,212)      (24,429)
   (Acquisitions) dispositions.....................................................       110,620       (22,458)
   Other, net......................................................................          (369)       (2,801)
                                                                                       ----------    ----------
     Net cash from (used by) investing activities..................................        89,039       (49,688)
                                                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents...............................         2,893        (1,784)
Cash and cash equivalents at beginning of period...................................         5,824         7,363
                                                                                       ----------    ----------
Cash and cash equivalents at end of period.........................................    $    8,717    $    5,579
                                                                                       ==========    ==========

Supplemental cash flow disclosures: Cash paid during the period for:
     Interest......................................................................    $   18,152    $   13,813
     Income taxes..................................................................         3,777         4,346



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

Accounts Receivable

     Accounts receivable at June 30, 2000 and December 31, 1999 consist of the following:

                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
      Accounts receivable..........................   $ 102,926     $  103,273
      Less - Allowance for doubtful accounts.......      (4,107)        (4,993)
                                                      ---------     ----------
                                                      $  98,819     $   98,280
                                                      =========     ==========
   Inventories

        Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
      Raw materials................................   $  44,196     $   46,018
      Finished goods...............................      49,980         51,501
                                                      ---------     ----------
                                                      $  94,176     $   97,519
                                                      =========     ==========

Earnings Per Share

        Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income by the number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options.


NOTE 2 - LONG TERM DEBT

        At June 30, 2000 and December 31, 1999, the long-term debt of the Company was as follows:

                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----

      Senior credit facility........................  $  345,331    $ 421,075
      Industrial revenue bonds......................      35,137       39,590
      Other ........................................       1,729        2,043
                                                      ----------    ----------
            Total debt outstanding..................     382,197      462,708
      Less - Current installments of long-term debt.     (19,626)     (27,806)
                                                      ----------    ---------
            Long-term debt..........................  $  362,571    $ 434,902
                                                      ==========    =========

         During the second quarter of 2000, the Company repaid approximately $75,000 of Term loans. (See "Liquidity and Capital Resources.")

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - REPORTING SEGMENTS

        The Company is currently divided into the Consumer Packaging and Technical Packaging operating segments based on management decisions as to resource allocation, however, in connection with the sale of the Company's Specialty Coating business during the second quarter of 2000, the Company is in the process of re-evaluating these operating segments.

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:

                                                       QUARTER ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                            -------------------------------     -----------------------------
                                                  2000              1999               2000            1999
                                            -------------------------------     -----------------------------
Net Sales:
       Consumer Packaging................   $     117,488     $      98,232     $    218,466     $     186,695
       Technical Packaging...............          61,991            62,099          133,716           116,844
                                            -------------     -------------     ------------     -------------
                 Total...................   $     179,479     $     160,331     $    352,182     $     303,539
                                            =============     =============     ============     =============

Income Before Income Taxes:
       Adjusted EBITDA:
             Consumer Packaging..........   $      23,843     $      21,707     $     43,379     $      41,671
             Technical Packaging.........           6,366             9,487           15,080            17,778
             Corporate Expense...........          (2,078)           (1,875)          (3,849)           (4,223)
                                            --------------    -------------     ------------     -------------
                 Total...................          28,131            29,319           54,610            55,226
       Depreciation expense..............         (10,018)           (9,022)         (19,925)          (17,642)
       Amortization expense..............            (963)             (751)          (1,814)           (1,396)
       Income (loss) from equity
                investments..............          (1,858)              923           (1,780)            1,711
       Interest expense..................          (8,698)           (7,278)         (17,771)          (14,528)
       Restructuring charge..............          (4,000)                            (4,000)
       Gain on sale......................          42,150                             42,150
                                            ----------------- ----------------  ---------------  ----------------
             Income before income taxes..   $      44,744     $      13,191     $     51,470     $      23,371
                                            ================= ================  ===============  ===============

Purchase of Property, Plant and Equipment:
       Consumer Packaging................   $        9,906    $       8,945     $     16,324     $      15,701
       Technical Packaging...............            1,842            2,783            4,141             7,927
       Corporate.........................              936              446              747               801
                                            --------------    -------------     ------------     -------------
                 Total...................   $       12,684    $      12,174     $     21,212     $      24,429
                                            ==============    =============     ============     =============

                                                JUNE 30,       DECEMBER 31,
Total Assets:                                    2000             1999
                                            --------------    -------------
      Consumer Packaging................    $      418,758    $     395,583
      Technical Packaging...............           155,960          212,659
      Corporate.........................            27,406           32,345
                                            --------------    -------------
                 Total..................    $      602,124    $     640,587
                                            ==============    =============



                           IVEX PACKAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONSOLIDATED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - RESTRUCTURING CHARGE

     During the second quarter of 2000, Ivex recorded a restructuring charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European operations and additional charges incurred for the consolidation of the Sparks, Nevada facility.

     The Company recorded expense of $2,600 related to contractual obligations and exit costs associated with terminating certain European operations. The Company recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete by early 2001. Additionally, the Company recognized an asset impairment of $194 related to the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge is severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility.

     During 1999, Ivex recorded a restructuring charge of $4,950 (the "1999 Restructuring Charge") related to exit costs and certain asset impairments associated with closing the Hollister, California manufacturing facility, rationalizing and realigning manufacturing capacity in certain of the Company's businesses, including the Sparks manufacturing facility, and exiting Ultra Pac's joint venture agreement in Chile.

     The reserves for restructuring charges are as follows:

                                         Hollister      Sparks      Europe           Total
                                         ---------      ------      ------           -----
      Balance at December 31, 1999       $  2,750     $      85                   $   2,835
           Additions                                        450    $   3,356          3,806
           Payments/Reductions               (350)         (470)        (113)          (933)
                                         --------     ---------    ---------      ---------
      Balance at June 30, 2000           $  2,400     $      65    $   3,243      $   5,708
                                         ========     =========    =========      =========

NOTE 5 - SALE OF SPECIALTY COATING BUSINESS

     On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. The Specialty Coating business was part of the Technical Packaging operating segment and included the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90,000 in 1999 and $45,000 through the date of sale in 2000. The Company is subject to certain indemnities and obligations under the terms of the sales contract.

NOTE 6 - EMPLOYEE STOCK PURCHASE PLAN

     On April 26, 2000, the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for eligible employees of the Company and certain designated subsidiaries to purchase the Company's common stock at a discount from fair market value through automatic payroll deductions. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of such plan.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following discussion addresses the consolidated financial statements of the Company. The Company owns 100% of the common stock of IPC. The Company is a holding company with no operations of its own and IPC has no contractual obligations to distribute funds to the Company. References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


     Net Sales

          The Company's net sales increased by 11.9% during the second quarter of 2000 over the Company's net sales during the corresponding period in 1999. The increase primarily resulted from selling price increases across most markets primarily associated with increased raw material costs, as well as increased unit volume in certain markets, partially offset by the sale of the Specialty Coating business in May 2000. The second quarter 1999 acquisition of the electronics business of Pactuco, Inc. ("Pactuco") and the third quarter 1999 acquisition of F.T.S. Holdings B.V. ("Folietechniek") also contributed to the increased net sales. See additional discussion in "Operating Segments".

     Gross Profit

          The decrease in the Company's gross profit for the second quarter of 2000 compared to the corresponding period in the prior year is primarily the result of the increased raw material costs across all markets partially offset by higher selling prices and the sale of the Specialty Coating business. Gross profit margin decreased to 21.0% during the second quarter of 2000 compared to 25.2% during the second quarter of 1999 as a result of the raw material cost increase and the margin compression experienced during the quarter in the medical and electronics markets.

     Operating Expenses

          Selling and administrative expenses decreased 2.8% during the second quarter of 2000 primarily as a result of the sale of the Specialty Coating business in May 2000 and cost control initiatives implemented in 2000. As a percentage of net sales, selling and administrative expenses decreased to 10.9% during the second quarter of 2000 compared to 12.5% during the same period in the prior year, primarily as a result of the selling price increases and cost control initiatives.

          Amortization of intangibles increased 28.2% during the second quarter of 2000 compared to the same period in 1999 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Pactuco acquisition.

          During the second quarter of 2000, Ivex recorded a restructuring charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European operations and additional charges incurred for the consolidation of the Sparks, Nevada facility.

          The Company recorded expense of $2,600 related to contractual obligations and exit costs associated with terminating certain European operations. The Company recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete by early 2001. Additionally, the Company recognized an asset impairment of $194 related to the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge is severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility.

     Income from Operations

          Income from operations and operating margin were $13,150 and 7.3%, respectively, during the second quarter of 2000 compared to income from operations of $19,546 and 12.2%, respectively, during the second quarter of 1999. The decrease in operating income is primarily the result of the 2000 Restructuring Charge and the reduced gross profit. Excluding the 2000 Restructuring Charge, income from operations and operating margin were $17,150 and 9.6%, respectively.

     Interest Expense

          Interest expense during the second quarter of 2000 was $8,698 compared to $7,278 during the same period in 1999. The increase in interest expense primarily results from increased interest rates on borrowings and increased average aggregate indebtedness in 2000 compared to 1999.

     Income from Equity Investments

          Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The loss from equity investments for the quarter ended June 30, 2000 resulted primarily from a provision recorded by Packaging Holdings, L.L.C. for one large customer account and for severance costs resulting from an operational management restructuring (the "Packaging Holdings Charges"). The Company's share of these charges was $2,123. In addition to the Packaging Holdings Charges, net income at Packaging Holdings, L.L.C. is lower during the second quarter 2000 compared to the corresponding period in the prior year primarily due to increased raw material and energy costs.

     Gain on Sale

          On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150.

     Income Taxes

          The Company's effective tax rate for the second quarter of 2000 approximated 46% compared with 38% for the second quarter of 1999. The increase in effective tax rate reflects a higher effective rate on the gain on the sale of the Specialty Coating business, partially due to the sale of certain non-deductible goodwill, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge.

     Net Income

          Net income increased to $24,313 during the second quarter of 2000 compared to net income of $8,126 in the prior year. The increase is primarily the result of the gain on sale of the Specialty Coating business recorded during the quarter ended June 30, 2000, offset by the 2000 Restructuring Charge, the Packaging Holdings Charges, reduced gross profit and higher interest expense.

     Earnings Per Share

          Diluted earnings per share increased to $1.20 during the second quarter of 2000 compared to earnings per share of $0.39 during the second quarter of 1999. Excluding the after-tax effect of the gain on sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.06), earnings per share were $0.27 during the second quarter of 2000. The decrease in adjusted earnings per share compared to the second quarter of 1999 is primarily related to a reduction in gross profit, as well as increased interest costs.

OPERATING SEGMENTS

     Net Sales

              The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                        Three Months Ended June 30,
                                               --------------------------------------------
                                                           (dollars in thousands)
                                                            % of                    % of
                                                 2000     Net Sales       1999    Net Sales
                                               --------   ---------       ----    ---------
              Consumer Packaging ............  $117,488      65.5      $ 98,232     61.3
              Technical Packaging ...........    61,991      34.5        62,099     38.7
                                               --------     -----      --------    -----
                  Total .....................  $179,479     100.0      $160,331    100.0
                                               ========     =====      ========    =====

          Consumer Packaging net sales increased by 19.6% during the second quarter of 2000 compared to the corresponding period in 1999. The increase primarily resulted from increased selling price in most markets (associated with raw material cost increases) and increased unit sales of extruded sheet and converted plastic and paper products for food applications. The largest unit volume growth occurred in the custom extruded sheet and converted agricultural products.

          Technical Packaging net sales decreased by 0.2% during the second quarter of 2000 from the corresponding period in 1999, primarily due to the sale of the Specialty Coating business on May 26, 2000. The decrease was offset by increased selling price in most markets (associated with raw material cost increases) and increased unit sales volume of the Company's protective packaging and manufactured paper products. Net sales of packaging products for medical and electronics applications during the second quarter of 2000 were consistent with the corresponding period in 1999.


     Adjusted EBITDA

          Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, and restructuring charges. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

          The following table sets forth information with respect to Adjusted EBITDA of the Company's operating segments for the periods presented:

                                                        Three Months Ended June 30,
                                               --------------------------------------------
                                                           (dollars in thousands)
                                                            % of                    % of
                                                 2000     Net Sales       1999    Net Sales
                                               --------   ---------       ----    ---------
              Consumer Packaging ............  $ 23,843      20.3     $  21,707     22.1
              Technical Packaging ...........     6,366      10.3         9,487     15.3
              Corporate Expense..............    (2,078)                 (1,875)
                                               --------                   -----
               Total ........................  $ 28,131      15.7     $  29,319     18.3
                                               ========               =========

          The Company's Adjusted EBITDA decreased 4.1% from $29,319 to $28,131 and Adjusted EBITDA margin decreased from 18.3% to 15.7% during the second quarter of 2000 compared to the same period in 1999. The 9.8%, or $2,136, increase in Consumer Packaging's Adjusted EBITDA in the current quarter was primarily attributable to the increased unit sales volume and strong cost control initiatives related to the Company's extruded products and converted products for food applications. Technical Packaging's Adjusted EBITDA decreased

32.9%, or $3,121, due primarily to the sale of the Specialty Coating business on May 26, 2000 and reduced gross profit due to increased raw material costs and margin compression experienced for medical and electronics packaging products.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Net Sales

          The Company's net sales increased by 16.0% during the first six months of 2000 over the Company's net sales during the corresponding period in 1999. The increase primarily resulted from selling price increases across most markets primarily associated with increased raw material costs and increased unit volume in certain markets, partially offset by the sale of the Specialty Coating business in May 2000. The acquisition of Pactuco and Folietechniek also contributed to the increased net sales. See additional discussion in "Operating Segments".

     Gross Profit

          The Company's gross profit decreased 3.9% during the first six months of 2000 compared to the corresponding period in the prior year primarily as a result of increased raw material costs across all product markets. Gross profit margin decreased to 21.2% during the first six months of 2000 compared to 25.5% during the first six months of 1999. The decrease in gross profit margin primarily resulted from the increased raw material costs relative to unit selling price in most businesses and margin compression experienced in medical and electronics markets.

     Operating Expenses

          Selling and administrative expenses decreased 0.3% during the first six months of 2000 primarily as a result of the sale of the Specialty Coating business and cost control initiatives in all businesses, partially offset by incremental costs from the Pactuco and Folietechniek acquisitions. As a percentage of net sales, selling and administrative expenses decreased to 11.3% during the first six months of 2000 compared to 13.2% during the same period in the prior year. The decrease as a percentage of net sales was primarily the result of the increased selling prices.

          Amortization of intangibles increased 29.9% during the first six months of 2000 compared to the same period in 1999 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Pactuco acquisition.

          During the second quarter of 2000, Ivex recorded the 2000 Restructuring Charge related to facility exit costs and a management restructuring of the European operations and additional charges incurred for the consolidation of the Sparks, Nevada facility.

          The Company recorded expense of $2,600 related to contractual obligations and exit costs associated with terminating certain European operations. The Company recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete by early 2001. Additionally, the Company recognized an asset impairment of $194 related to the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring charge is severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility.




     Income from Operations

          Income from operations and operating margin were $28,871 and 8.2%, respectively, during the first six months of 2000 compared to income from operations and operating margin of $36,188 and 11.9%, respectively, during the first six months of 1999. The decrease in operating income is primarily the result of the 2000

Restructuring Charge and the reduced gross profit. Excluding the 2000 Restructuring Charge, income from operations and operating margin were $32,871 and 9.3%, respectively, during the six months ended June 30, 2000.

     Interest Expense

          Interest expense during the first six months of 2000 was $17,771 compared to $14,528 during the same period in 1999. The increase is primarily due to greater indebtedness over the majority of the six months ended June 30, 2000 and increased interest rates on borrowings, partially offset by the debt repayment associated with the sale of the Specialty Coating business. (See "Liquidity and Capital Resources.")

     Income from Equity Investments

          Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The loss from equity investments for the six months ended June 30, 2000 resulted primarily from the Packaging Holdings Charges. The Company's share of these charges was $2,123. In addition to the Packaging Holdings Charges, net income at Packaging Holdings, L.L.C. is lower during the first six months of 2000 compared to the corresponding period in the prior year primarily due to increased raw material and energy costs.

     Gain on Sale

          On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150.

     Income Taxes

          The Company's effective tax rate for the first six months of 2000 approximated 45% compared with 39% for the first six months of 1999. The increase in effective tax rate reflects a higher effective rate on the gain on the sale of the Specialty Coating business, partially due to the sale of certain non-deductible goodwill, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge.

     Net Income

          Net income increased to $28,550 during the first six months of 2000 compared to net income of $14,319 in the prior year. The increase is primarily the result of the gain on sale of the Specialty Coating business recorded during the quarter ended June 30, 2000, offset by the 2000 Restructuring Charge, the Packaging Holdings Charges, reduced gross profit and higher interest expense.

     Earnings Per Share

          Diluted earnings per share increased to $1.40 during the first six months of 2000 compared to earnings per share of $0.68 during the first six months of 1999. Excluding the after-tax effect of the gain on sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings charges ($0.06), earnings per share were $0.48 during the first six months of 2000. The decrease in adjusted earnings per share compared to the first six months of 1999 is primarily related to a reduction in gross profit, as well as increased interest costs.

OPERATING SEGMENTS

     Net Sales

          The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                             (dollars in thousands)

                                                                                % of                        % of
                                                                  2000       Net Sales         1999      Net Sales
                                                              ----------     ---------      ---------    ---------
            Consumer Packaging ...........................    $  218,466          62.0      $ 186,695         61.5
            Technical Packaging ..........................       133,716          38.0        116,844         38.5
                                                              ----------     ---------      ---------    ---------
                            Total ........................    $  352,182         100.0      $ 303,539        100.0
                                                              ==========     =========      =========    =========


          Consumer Packaging net sales increased by 17.0% during the first six months of 2000 compared to the corresponding period in 1999. The increase primarily resulted from increased selling price in most markets (associated with raw material cost increases) and increased unit sales of extruded sheet and film and converted plastic and paper products for food applications. The largest unit volume growth occurred in the custom extruded sheet and converted agricultural products.

          Technical Packaging net sales increased by 14.4% during the first six months of 2000 from the corresponding period in 1999, primarily due to increased selling price in most markets (associated with raw material cost increases) and increased unit volume of protective packaging and manufactured paper products. Net sales of packaging products for medical and electronics applications during the first six months of 2000 increased compared to the corresponding period in 1999, primarily as a result of incremental sales from Pactuco.


     Adjusted EBITDA

          Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, and restructuring charges. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

          The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                             (dollars in thousands)

                                                                                % of                        % of
                                                                  2000       Net Sales         1999      Net Sales
                                                              ----------     ---------      ---------    ---------
            Consumer Packaging ..........................     $   43,379          19.9      $  41,671         22.3
            Technical Packaging ..........................        15,080          11.3         17,778         15.2
            Corporate Expense............................         (3,849)                      (4,223)
                                                              ----------     ---------      ---------    ---------
                            Total ........................    $   54,610          15.5      $  55,226         18.2
                                                              ==========                    =========

          The Company's Adjusted EBITDA decreased 1.1% from $55,226 to $54,610 and EBITDA margin decreased from 18.2% to 15.5% during the first six months of 2000 compared to the same period in 1999. The 4.1%, or $1,708, increase in Consumer Packaging's EBITDA is primarily attributable to increased unit sales volume and incremental EBITDA from Folietechniek, partially offset by reduced margin resulting from raw material cost increases. The decrease in Technical Packaging's EBITDA of 15.2%, or $2,698 is primarily due to the sale of the Specialty Coating business, increased raw material costs and reduced EBITDA in the medical and electronics business, partially offset by increased unit sales volume.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2000, the Company had cash and cash equivalents of $8,717 and availability under the revolving credit portion of its Senior Credit Facility (the "Senior Credit Facility") was $49,100. The Company's working capital at June 30, 2000 was $69,133.

          The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

          The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). As a result of the sale of the Specialty Coating business, the Company was required to repay $30,731 of the Term A Loan and $43,849 of the Term B Loan. The remaining proceeds were used to pay down the revolving credit facility. The Term A Loan is required to be repaid in quarterly payments totaling $8,752 in 2000, $18,380 in 2001, $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $263 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of June 30, 2000, such rate was LIBOR plus 1.625%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of June 30, 2000, such rate for the Term B Loan was LIBOR plus 2.0%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

          IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. As a result of the sale of the Specialty Coating business, the Company repaid $4,400 of its industrial revenue bonds. Certain letters of credit under the Senior Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

          In order to reduce the impact of changes in interest rates on its variable rate debt, the Company entered into interest rate derivative instruments discussed in "Quantitative and Qualitative Disclosures About Market Risk".

          The Company made capital expenditures of $21,212 and $24,429 in the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Company has a significant number of capital projects ongoing in all major business groups. Capital spending for 2000 is expected to range from $37,500 to $42,500.

          On October 21, 1999, Ivex announced its plans to purchase up to $5,000 of its outstanding shares of common stock, from time to time, in the open market and in individually negotiated transactions, subject to price, availability and general market conditions. At June 30, 2000, the Company had purchased $4,848 of its outstanding shares of common stock.


          During the first six months of 2000, the Company made payments related to its restructuring reserves totaling $933. The remaining balance sheet reserve at June 30, 2000 related to restructuring charges was $5,708 representing $2,400 of future lease commitment at the Hollister facility, net of estimated sublease proceeds, $65 of remaining payments to complete the closure of the Sparks, Nevada facility and $3,243 of contractual obligations and exit costs associated with terminating certain European operations.

          On May 26, 2000, the Company sold its Specialty Coating for approximately $113,000 in cash. The proceeds of the sale, net of expenses and cash taxes were used to repay debt. The Company is subject to certain indemnities and obligations under the terms of the sales contract.

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

     Interest Rates

          The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 2000, the Company had $320,000 notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

          The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $160,000 and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $160,000 of the Company's indebtedness at rates from 5.33% to 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $5,760 as of June 30, 2000 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Six Months and Three Months Ended June 30, 2000, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On April 26, 2000, the Corporation held its 2000 annual meeting of stockholders, at which the stockholders elected two Class III directors for a three-year term, approved the adoption of the Corporation's 1999 Employee Stock Purchase Plan and ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits.

               27   Financial Data Schedule

     (b)  Reports on Form 8-K.

               Form 8-K filed on June 8, 2000.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IVEX PACKAGING CORPORATION






                                         By:        /s/ Frank V. Tannura
                                                ----------------------------
                                                Frank V. Tannura
                                                Executive Vice President and
                                                Principal Financial Officer

August 10, 2000