Form 10-Q
period 2000-09-30
IVEX PACKAGING CORP /DE/
filed 2000-11-14
CIK 900367

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


                                ---------------


For the Quarter Ended September 30, 2000         Commission File Number 33-60714


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

         At November 10, 2000, there were 20,322,002 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               ASSETS                  SEPTEMBER 30,     DECEMBER 31,
                                                                           2000             1999
                                                                       ------------      -----------
Current Assets:
   Cash and cash equivalents .......................................    $   8,143         $   5,824
   Accounts receivable trade, net of allowance .....................      101,915            98,280
   Inventories .....................................................       94,893            97,519
   Prepaid expenses and other ......................................        6,311             5,036
                                                                        ---------         ---------
     Total current assets ..........................................      211,262           206,659
                                                                        ---------         ---------
Property, Plant and Equipment:
   Buildings and improvements ......................................       62,503            65,994
   Machinery and equipment .........................................      329,782           368,050
   Construction in progress ........................................       36,400            19,119
                                                                        ---------         ---------
                                                                          428,685           453,163
   Less - accumulated depreciation .................................     (196,193)         (199,457)
                                                                        ---------         ---------
                                                                          232,492           253,706
   Land ............................................................       12,289            12,608
                                                                        ---------         ---------
     Total property, plant and equipment ...........................      244,781           266,314
                                                                        ---------         ---------
Other Assets:
   Goodwill, net of accumulated amortization .......................       94,667           104,411
   Deferred income taxes ...........................................                          5,934
   Management receivable ...........................................        9,781             9,817
   Miscellaneous ...................................................       44,069            47,452
                                                                        ---------         ---------
     Total other assets ............................................      148,517           167,614
                                                                        ---------         ---------
Total Assets .......................................................    $ 604,560         $ 640,587
                                                                        =========         =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt ..........................    $  19,594         $  27,806
   Accounts payable and accrued invoices ...........................       66,541            64,108
   Accrued salary and wages ........................................        8,599             9,980
   Self insurance reserves .........................................        8,183             8,853
   Accrued rebates and discounts ...................................        6,278             7,595
   Accrued interest ................................................        3,824             3,164
   Other accrued expenses ..........................................       24,874            15,954
                                                                        ---------         ---------
     Total current liabilities .....................................      137,893           137,460
                                                                        ---------         ---------
Long-Term Debt .....................................................      358,970           434,902
                                                                        ---------         ---------
Other Long-Term Liabilities ........................................       18,397            21,566
                                                                        ---------         ---------
Deferred Income Taxes ..............................................       15,731             1,351
                                                                        ---------         ---------
Commitments and Contingencies (Note 7)
                                                                        ---------         ---------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,322,002 and 20,793,469 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively ........          209               209
   Paid in capital in excess of par value ..........................      339,379           339,354
   Accumulated deficit .............................................     (251,825)         (286,400)
   Treasury stock, at cost .........................................       (5,058)           (1,216)
   Accumulated other comprehensive income (loss) ...................       (9,136)           (6,639)
                                                                        ---------         ---------
     Total stockholders' equity ....................................       73,569            45,308
                                                                        ---------         ---------
Total Liabilities and Stockholders' Equity .........................    $ 604,560         $ 640,587
                                                                        =========         =========


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Net sales .......................................     $    163,660    $    166,838    $    515,842    $    470,377
Cost of goods sold ..............................          130,029         128,986         407,694         354,978
                                                      ------------    ------------    ------------    ------------
Gross profit ....................................           33,631          37,852         108,148         115,399
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   Selling ......................................            8,030           9,453          27,246          28,560
   Administrative ...............................            7,734           9,794          28,350          30,650
   Amortization of intangibles ..................              916             961           2,730           2,357
   Restructuring charge .........................                                            4,000
                                                      ------------    ------------    ------------    ------------
Total operating expenses ........................           16,680          20,208          62,326          61,567
                                                      ------------    ------------    ------------    ------------
Income from operations ..........................           16,951          17,644          45,822          53,832
Other income (expense):
   Interest expense .............................           (7,406)         (7,945)        (25,177)        (22,473)
   Income (loss) from equity investments.........               20             587          (1,760)          2,298
   Gain on sale .................................                                           42,150
                                                      ------------    ------------    ------------    ------------

Income before income taxes ......................            9,565          10,286          61,035          33,657
Income tax provision ............................            3,540           2,612          26,460          11,664
                                                      ------------    ------------    ------------    ------------
Net income ......................................     $      6,025    $      7,674    $     34,575    $     21,993
                                                      ============    ============    ============    ============

Earnings per share:
   Basic:
      Net income ................................     $       0.30    $       0.37    $       1.70    $       1.05
                                                      ============    ============    ============    ============
      Weighted average shares outstanding........       20,330,667      20,947,227      20,383,579      20,939,123
                                                      ============    ============    ============    ============

   Diluted:
      Net income ................................     $       0.30    $       0.37    $       1.70    $       1.05
                                                      ============    ============    ============    ============
      Weighted average shares outstanding........       20,349,944      20,976,421      20,384,602      21,023,112
                                                      ============    ============    ============    ============



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               Paid in
                                                    Common Stock               Capital
                                              -------------------------     in Excess of     Accumulated
                                                Shares         Amount        Par Value         Deficit
                                              ----------    -----------     ------------     ------------
Balance at December 31, 1998 ..............   20,931,268       $  209       $   339,098      $  (311,642)
  Exercise of common stock options ........       16,001                            256
  Net income ..............................                                                       25,242
  Purchase treasury stock .................     (153,800)
  Other comprehensive loss ................
  Comprehensive income (loss) .............
                                              ----------       ------       -----------      -----------

Balance at December 31, 1999 ..............   20,793,469          209           339,354         (286,400)
  Net income ..............................                                                       34,575
  Employee stock purchase plan ............       59,733                             25
  Purchase treasury stock .................     (531,200)
  Other comprehensive loss ................
  Comprehensive income (loss) .............
                                              ----------       ------       -----------      -----------
Balance at September 30, 2000 .............   20,322,002       $  209       $   339,379      $  (251,825)
                                              ==========       ======       ===========      ===========

                                                               Accumulated
                                                                  Other
                                               Treasury       Comprehensive     Stockholders'      Comprehensive
                                                Stock          Income (Loss)        Equity         Income (Loss)
                                               --------       -------------     -------------      -------------
Balance at December 31, 1998 ..............                     $ (5,474)         $ 22,191
  Exercise of common stock options ........                                            256
  Net income ..............................                                         25,242           $ 25,242
  Purchase treasury stock .................   $ (1,216)                             (1,216)
  Other comprehensive loss ................                       (1,165)           (1,165)            (1,165)
                                                                                                     --------
  Comprehensive income (loss) .............                                                          $ 24,077
                                              --------          --------          --------           ========

Balance at December 31, 1999 ..............     (1,216)           (6,639)           45,308
  Net income ..............................                                         34,575           $ 34,575
  Employee stock purchase plan.............        484                                 509
  Purchase treasury stock .................     (4,326)                             (4,326)
  Other comprehensive loss ................                       (2,497)           (2,497)            (2,497)
                                                                                                     --------
  Comprehensive income (loss) .............                                                          $ 32,078
                                              --------          --------          --------           ========

Balance at September 30, 2000 .............   $ (5,058)         $ (9,136)         $ 73,569
                                              ========          ========          ========



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                              2000                  1999
                                                                            ---------            ----------
Cash flows from operating activities:
   Net income ...........................................................   $  34,575            $  21,993
     Adjustments to reconcile net income to net cash from
            operating activities:
        Depreciation of properties ......................................      29,052               26,838
        Amortization of intangibles and debt issue costs ................       3,490                3,008
        Gain on sale ....................................................     (42,150)
        Non-cash (income) loss from equity investments ..................       1,760               (2,298)
        Non-cash interest (income) expense ..............................      (1,339)              (1,125)
        Non-cash restructuring charge ...................................       3,489
        Deferred income taxes ...........................................      20,314                8,858
     Change in operating assets and liabilities:
       Accounts receivable ..............................................     (18,543)             (16,409)
       Inventories ......................................................     (17,375)              (8,305)
       Prepaid expenses and other assets ................................      (2,319)              (1,576)
       Accounts payable and accrued invoices ............................       6,834               10,443
       Accrued expenses and other liabilities ...........................      (7,291)              (5,819)
                                                                            ---------            ---------
     Net cash from operating activities .................................      10,497               35,608
                                                                            ---------            ---------
Cash flows from (used by) financing activities:
   Payment of debt ......................................................     (95,064)             (18,556)
   Proceeds from revolving credit facility ..............................      11,200               47,600
   Purchase of treasury stock ...........................................      (4,326)
   Payment of debt issue costs and other ................................          20                1,306
                                                                            ---------            ---------
     Net cash from (used by) financing activities .......................     (88,170)              30,350
                                                                            ---------            ---------
Cash flows from (used by) investing activities:
   Purchase of property, plant and equipment ............................     (31,483)             (36,667)
   (Acquisitions) dispositions ..........................................     110,620              (27,997)
   Other, net ...........................................................         855               (4,600)
                                                                            ---------            ---------
     Net cash from (used by) investing activities .......................      79,992              (69,264)
                                                                            ---------            ---------
Net increase (decrease) in cash and cash equivalents ....................       2,319               (3,306)
Cash and cash equivalents at beginning of period ........................       5,824                7,363
                                                                            ---------            ---------
Cash and cash equivalents at end of period ..............................   $   8,143            $   4,057
                                                                            =========            =========

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest ...........................................................   $  25,097            $  21,663
     Income taxes .......................................................       7,311                5,344



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

   Accounts Receivable

      Accounts receivable at September 30, 2000 and December 31, 1999 consist of the following:


                                                                 September 30,     December 31,
                                                                     2000              1999
                                                                 ------------      ------------
        Accounts receivable...................................     $ 105,310        $  103,273
        Less - Allowance for doubtful accounts................        (3,395)           (4,993)
                                                                   ---------        ----------
                                                                   $ 101,915        $   98,280
                                                                   =========        ==========

   Inventories

        Inventories at September 30, 2000 and December 31, 1999 consist of the following:


                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                  ------------      ------------
        Raw materials.........................................     $  43,914         $   46,018
        Finished goods........................................        50,979             51,501
                                                                   ---------         ----------
                                                                   $  94,893         $   97,519
                                                                   =========         ==========


        Inventories are stated at the lower of cost or market using the first-in, first-out method to determine the cost of raw materials and finished goods. Such cost includes raw materials, direct labor and manufacturing overhead.

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

Equity Investments

        The Company has investments in a number of affiliates which are accounted for on the equity method. Affiliated companies in which Ivex does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings of these affiliates is included in income as earned.

NOTE 2 - LONG TERM DEBT

        At September 30, 2000 and December 31, 1999, the long-term debt of the Company was as follows:


                                                      September 30,   December 31,
                                                          2000            1999
                                                      ------------    ------------
Senior credit facility ............................   $ 341,793         $ 421,075
Industrial revenue bonds ..........................      35,115            39,590
Other .............................................       1,656             2,043
                                                      ---------         ---------
      Total debt outstanding ......................     378,564           462,708
Less - Current installments of long-term debt .....     (19,594)          (27,806)
                                                      ---------         ---------
      Long-term debt ..............................   $ 358,970         $ 434,902
                                                      =========         =========


        During the second quarter of 2000, the Company repaid approximately $75,000 of Term Loans. (See "Liquidity and Capital Resources.") During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 which is being amortized over the instrument period.

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 - REPORTING SEGMENTS

        In connection with the sale of the Company's Specialty Coating business, Ivex realigned its operating segments based on management decisions as to resource allocation. The Consumer Packaging group now includes the medical and electronics product group, leaving the Company's Protective Packaging product group as a separate operating segment. All historical information has been restated to reflect the realignment.

The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:


                                                         QUARTER ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     -----------------------   ----------------------
                                                        2000         1999         2000         1999
Net Sales:
       Consumer Packaging ........................   $ 134,051    $ 121,130    $ 388,937    $ 337,200
       Protective Packaging ......................      29,609       45,708      126,905      133,177
                                                     ---------    ---------    ---------    ---------
              Total ..............................   $ 163,660    $ 166,838    $ 515,842    $ 470,377
                                                     =========    =========    =========    =========

Income Before Income Taxes:
       Adjusted EBITDA:
               Consumer Packaging ................   $  23,463    $  21,476    $  67,203    $  66,096
               Protective Packaging ..............       5,259        8,040       19,978       22,869
               Corporate Expense .................      (1,728)      (1,715)      (5,577)      (5,938)
                                                     ---------    ---------    ---------    ---------
                      Total ......................      26,994       27,801       81,604       83,027
       Depreciation expense ......................      (9,127)      (9,196)     (29,052)     (26,838)
       Amortization expense ......................        (916)        (961)      (2,730)      (2,357)
       Income (loss) from equity investments .....          20          587       (1,760)       2,298
       Interest expense ..........................      (7,406)      (7,945)     (25,177)     (22,473)
       Restructuring charge ......................                                (4,000)
       Gain on sale ..............................                                42,150
                                                     ---------    ---------    ---------    ---------
                Income before income taxes .......   $   9,565    $  10,286    $  61,035    $  33,657
                                                     =========    =========    =========    =========

Purchase of Property, Plant and Equipment:
       Consumer Packaging ........................   $   8,269    $   7,802    $  26,066    $  25,448
       Protective Packaging ......................       1,166        3,020        3,834        9,002
       Corporate .................................         836        1,416        1,583        2,217
                                                     ---------    ---------    ---------    ---------
                     Total .......................   $  10,271    $  12,238    $  31,483    $  36,667
                                                     =========    =========    =========    =========


                                      SEPTEMBER 30,    DECEMBER 31
Total Assets:                            2000              1999
                                     -------------    ------------
      Consumer Packaging ..........   $492,960          $467,127
      Protective Packaging ........     83,966           141,115
      Corporate ...................     27,634            32,345
                                      --------          --------
                      Total .......   $604,560          $640,587
                                      ========          ========

The Company's historical financial results for the following quarters have been restated to reflect the Consumer Packaging and the Protective Packaging operating segments as follows:


                                                                          Three Months Ended
                                                  --------------------------------------------------------------
                                                   June 30,    March 31,    December 31,  June 30,     March 31,
Net Sales:                                           2000        2000          1999         1999        1999
                                                  ---------    ---------    ---------    ---------    ---------

   Consumer Packaging .........................   $ 135,197    $ 119,689    $ 125,581    $ 115,976    $ 100,094
   Protective Packaging .......................      44,282       53,014       47,068       44,355       43,114
                                                  ---------    ---------    ---------    ---------    ---------
     Total ....................................   $ 179,479    $ 172,703    $ 172,649    $ 160,331    $ 143,208
                                                  =========    =========    =========    =========    =========


Income Before Income Taxes:
   EBITDA:
     Consumer Packaging .......................   $  24,214    $  19,525    $  19,930    $  23,437    $  21,183
     Protective Packaging .....................       5,994        8,726        8,107        7,757        7,072
     Corporate ................................      (2,077)      (1,772)      (2,220)      (1,875)      (2,348)
                                                  ---------    ---------    ---------    ---------    ---------
         Total ................................      28,131       26,479       25,817       29,319       25,907
   Depreciation expense .......................     (10,018)      (9,907)      (8,707)      (9,022)      (8,620
   Amortization expense .......................        (963)        (851)      (1,079)        (751)        (645)
   Income (loss) from
       equity investments .....................      (1,858)          78          714          923          788
   Interest expense ...........................      (8,698)      (9,073)      (8,284)      (7,278)      (7,250)
   Restructuring charge .......................      (4,000)                   (4,950)
   Gain on sale ...............................      42,150
                                                  ---------    ---------    ---------    ---------    ---------
     Income before income taxes ...............   $  44,744    $   6,726    $   3,511    $  13,191    $  10,180
                                                  =========    =========    =========    =========    =========


Purchase of Property, Plant and Equipment:
   Consumer Packaging .........................   $  10,610    $   7,187    $   6,043    $   9,661    $   7,985
   Protective Packaging .......................       1,138        1,530        4,025        2,067        3,915
   Corporate ..................................         936         (189)       1,588          446          355
                                                  ---------    ---------    ---------    ---------    ---------
     Total ....................................   $  12,684    $   8,528    $  11,656    $  12,174    $  12,255
                                                  =========    =========    =========    =========    =========


Total Assets:
   Consumer Packaging .........................   $ 491,684    $ 475,424    $ 467,127    $ 435,728    $ 398,977
   Protective Packaging .......................      83,034      148,418      141,115      134,803      132,799
   Corporate ..................................      27,406       33,583       32,345       36,526       42,939
                                                  ---------    ---------    ---------    ---------    ---------
     Total ....................................   $ 602,124    $ 657,425    $ 640,587    $ 607,057    $ 574,715
                                                  =========    =========    =========    =========    =========

                           IVEX PACKAGING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONSOLIDATED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - RESTRUCTURING CHARGE

2000 Restructuring Charge

         During the second quarter of 2000, Ivex recorded a restructuring charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European converting operations and additional charges incurred for the consolidation of the Sparks, Nevada facility.

         The Company recorded expense of $2,600 related to contractual obligations and exit costs associated with terminating certain European operations. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete by early 2001. Additionally, the Company recognized an asset impairment of $194 related to the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge was severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility. The closure of the Sparks, Nevada facility was part of a management reorganization of the medical and electronics product group.

         During the third quarter of 2000, Ivex recorded expense of $267 related to severance costs associated with its Enniskillen, Northern Ireland facility and $365 related to severance costs associated with the management reorganization of the medical and electronics product group.

1999 Restructuring Charge

         During 1999, Ivex recorded a restructuring charge of $4,950 (the "1999 Restructuring Charge") related to exit costs and certain asset impairments associated with closing the Hollister, California manufacturing facility, rationalizing and realigning manufacturing capacity in certain of the Company's businesses, including the Sparks, Nevada facility, and exiting Ultra Pac's joint venture agreement in Chile.

         The Company recorded expense of $4,000 related to exit costs for the Hollister, California manufacturing facility. The Company is committed to an operating lease of the facility through March 1, 2008. The $4,000 expense included an accrual for the estimated difference between the lease commitment and expected sublease proceeds of $2,758. During the third quarter of 2000, the Company entered into a sublease for the Hollister facility that is expected to generate proceeds $632 greater than initially estimated. Accordingly, the restructuring reserve was reduced for this change in estimate.

         The Company recorded expense of $450 as a result of the implementation of a manufacturing capacity rationalization plan during the fourth quarter of 1999. The plan resulted in exiting the Sparks, Nevada facility and removing Protective Packaging production from the Grove City, Pennsylvania facility. The planned consolidations were completed as of the second quarter of 2000.

         Based on continued operating losses and poor cash flow from Ultra Pac's joint venture agreement in Chile, the Company recorded an asset impairment of $500 representing the difference between the Company's investment in the joint venture of $875 in the form of common stock, trade receivables and machinery and equipment transfers and the estimated realizable value of such investments.

The reserves for restructuring charges are as follows:


                                                 Medical and
                                     Hollister   Electronics    Europe    Total
                                    --------------------------------------------
Balance at December 31, 1999          $ 2,750    $    85                $ 2,835
   Additions                                         450       $ 3,356    3,806
   Payments/Reductions                   (488)      (604)         (250)  (1,342)
   Adjustments                           (632)       365           267      --
                                      -----------------------------------------
Balance at September 30, 2000         $ 1,630    $   296       $ 3,373  $ 5,299
                                      =========================================


NOTE 5 - SALE OF SPECIALTY COATING BUSINESS

         On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. The Specialty Coating business was part of the Company's former Technical Packaging operating segment and included the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90,000 in 1999 and $45,000 through the date of sale in 2000. The Company is subject to certain indemnities and obligations under the terms of the sales contract.

NOTE 6 - EMPLOYEE STOCK PURCHASE PLAN

         On April 26, 2000, the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for eligible employees of the Company and certain designated subsidiaries to purchase the Company's common stock at a discount from fair market value through automatic payroll deductions. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of such plan. During the third quarter of 2000, employees purchased 59,733 shares of the Company's common stock under the Purchase Plan.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company is party to litigation matters and claims, including environmental that are normal in the course of its operations. Insurance coverages are maintained and estimated costs are recorded for items that are reasonably estimable. It is management's opinion that none of these matters will have a materially adverse effect on the Company's financial position.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net Sales

         The Company's net sales decreased by 1.9% during the third quarter of 2000 over the Company's net sales during the corresponding period in 1999. The decrease primarily resulted from the sale of the Company's Specialty Coating business on May 26, 2000. The Specialty Coating business contributed net sales of $19,400 during the third quarter of 1999, compared with no sales during the third quarter of 2000. This decrease was partially offset by selling price increases across most markets primarily associated with increased raw material costs, as well as increased unit volume in certain markets, including extruded OPS sheet and US converted supermarket and agricultural products. See additional discussion in "Operating Segments".

     Gross Profit

         The decrease in the Company's gross profit for the third quarter of 2000 compared to the corresponding period in the prior year is primarily the result of the sale of the Specialty Coating business (Specialty Coating contributed gross profit of $4,400 during the third quarter of 1999 compared to none during the third quarter of 2000) and increased raw material costs across all markets, partially offset by higher selling prices. Gross profit margin decreased to 20.5% during the third quarter of 2000 compared to 22.7% during the third quarter of 1999 as a result of the raw material cost increases in most markets, including increases in average plastic resin costs ranging up to 40% during the third quarter of 2000 compared with the third quarter of 1999. During the third quarter of 2000, gross profit margin continued to be negatively impacted by margin compression for the Company's medical and electronics packaging products, partially offset by an increase in gross profit margin for the Company's manufactured paper due to favorable market conditions.

     Operating Expenses

         Selling and administrative expenses decreased 18.1% during the third quarter of 2000 primarily as a result of the sale of the Specialty Coating business (Specialty Coating incurred selling and administrative expenses of $2,150 during the third quarter of 1999 compared with none during the third quarter of 2000) and cost control initiatives implemented in 2000. As a percentage of net sales, selling and administrative expenses decreased to 9.6% during the third quarter of 2000 compared to 11.5% during the same period in the prior year, primarily as a result of the selling price increases and cost control initiatives.

         Amortization of intangibles decreased 4.7% during the third quarter of 2000 compared to the same period in 1999 primarily as a result of the reduced goodwill amortization associated with the sale of the Specialty Coating business.

     Income from Operations

         Income from operations and operating margin were $16,951 and 10.4%, respectively, during the third quarter of 2000 compared to income from operations of $17,644 and 10.6%, respectively, during the third quarter of 1999. The decrease in operating income was primarily the result of the sale of the Specialty Coating business and the margin compression in the Company's medical and electronics business, partially offset by significant improvements in income from operations at the Company's domestic converted food packaging products group of approximately $1,700. The improved operating performance primarily resulted from the Ultra Pac operations in Rogers, Minnesota and the closure of the facility in Hollister, California.

     Interest Expense

         Interest expense during the third quarter of 2000 was $7,406 compared to $7,945 during the same period in 1999. The decrease in interest expense primarily results from reduced average aggregate indebtedness in 2000 compared to 1999 due to the sale of the Specialty Coating business. Excluding the impact of the Specialty Coating sale, interest expense increased due to increases in average interest rates (approximately 1.15% on the Company's Senior Credit Facility) and average aggregate indebtedness, primarily associated with increased working capital. Average working capital, excluding the working capital of the Specialty Coating business, increased primarily due to the significant increases in customer selling prices and raw material costs.

     Income from Equity Investments

         Income from equity investments primarily resulted from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The decrease in income from equity investments for the quarter ended September 30, 2000 compared to the prior year resulted primarily from decreased Packaging Holdings, L.L.C. gross profit due to increased raw material and energy costs.

     Income Taxes

         The Company's effective tax rate for the third quarter of 2000 approximated 37% compared with 25% for the third quarter of 1999. The increase in effective tax rate reflects the impact of a one-time tax benefit recorded during the third quarter of 1999. During the third quarter of 1999, the Company reversed a valuation allowance of $1,400 associated with its United Kingdom operations.

     Net Income

         Net income decreased to $6,025 during the third quarter of 2000 compared to net income of $7,674 in the prior year. The decrease is primarily the result of the $1,400 one-time tax benefit recorded in 1999.

     Earnings Per Share

         Diluted earnings per share decreased to $0.30 during the third quarter of 2000 compared to earnings per share of $0.37 during the third quarter of 1999. Excluding the effect of the one-time tax benefit recorded in 1999 of $0.07 per share, earnings per share was consistent during the third quarter of 2000 compared to the same period in the prior year.

OPERATING SEGMENTS

         In connection with the sale of the Company's Specialty Coating business, Ivex realigned its operating segments based on management decisions as to resource allocation. The Consumer Packaging group now includes the medical and electronic product groups, leaving the Company's Protective Packaging product group as a separate operating segment. All historical information has been restated to reflect the realignment.

     Net Sales

         The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:


                                                                 Three Months Ended September 30,
                                                       ------------------------------------------------
                                                                     (dollars in thousands)
                                                                      % of                     % of
                                                          2000      Net Sales      1999       Net Sales
                                                       ------------------------------------------------
     Consumer Packaging ...........................    $ 134,051      81.9      $  121,130        72.6
     Protective Packaging .........................       29,609      18.1          45,708        27.4
                                                       ---------     -----      ----------       -----
         Total ....................................    $ 163,660     100.0      $  166,838       100.0
                                                       =========     =====      ==========       =====


         Consumer Packaging net sales increased 10.7% during the third quarter of 2000 compared to the corresponding period in 1999. The increase resulted primarily from increased selling price in the markets for extruded sheet and film and converted plastic and paper packaging products for food applications (primarily associated with raw material cost increases) as well as increased unit sales of extruded plastic sheet and converted packaging products for food applications. Unit volume growth in extruded sheet represented approximately $5,700 of the increase. The increase in net sales during the third quarter of 2000 compared to the corresponding period in 1999 was reduced by approximately $3,500 as a result of decreased sales of converted medical and electronics packaging products and extruded OPS film.

         Protective Packaging net sales decreased by 35.2% during the third quarter of 2000 from the corresponding period in 1999, primarily due to the sale of the Specialty Coating business. The Specialty Coating business contributed net sales of $19,400 during the third quarter of 1999, compared with no sales during the third quarter of 2000. The decrease was slightly offset by increased selling price in most markets (primarily associated with raw material cost increases) and increased unit sales volume of the Company's converted protective packaging and manufactured paper products.

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

         The following table sets forth information with respect to Adjusted EBITDA of the Company's operating segments for the periods presented:


                                                                Three Months Ended September 30,
                                                    ----------------------------------------------------
                                                                     (dollars in thousands)
                                                                      % of                      % of
                                                       2000        Net Sales        1999       Net Sales
                                                    ----------------------------------------------------
     Consumer Packaging ........................    $    23,463        17.5     $    21,476     17.7
     Protective Packaging ......................          5,259        17.8           8,040     17.6
     Corporate Expense..........................         (1,728)                     (1,715)
                                                    -----------                 -----------
         Total .................................    $    26,994        16.5     $    27,801     16.7
                                                    ===========                 ===========

         The Company's Adjusted EBITDA decreased 2.9% from $27,801 to $26,994 and Adjusted EBITDA margin decreased from 16.7% to 16.5% during the third quarter of 2000 compared to the same period in 1999. The 9.3%, or $1,987, increase in Consumer Packaging's Adjusted EBITDA in the current quarter was primarily attributable to the increased unit sales volume and strong cost control initiatives related to the Company's extruded products and converted packaging products for food applications. The increase in Consumer Packaging's Adjusted EBITDA was partially offset by margin compression experienced for medical and electronics packaging products. Protective Packaging's Adjusted EBITDA decreased 34.6%, or $2,781, due primarily to the sale of the Specialty Coating business.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net Sales

         The Company's net sales increased by 9.7% during the first nine months of 2000 over the Company's net sales during the corresponding period in 1999. The increase primarily resulted from selling price increases across most markets primarily associated with increased raw material costs and increased unit volume in certain markets, reduced as a result of the sale of the Specialty Coating business in May 2000 and increased as a result of the acquisitions of the electronics packaging business of Pactuco, Inc. ("Pactuco") and F.T.S. Holdings B.V. ("Folietechniek") (aggregating approximately $3,000 net sales decrease during 2000 compared to 1999). See additional discussion in "Operating Segments".

     Gross Profit

         The Company's gross profit decreased 6.3% during the first nine months of 2000 compared to the corresponding period in the prior year primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $5,880 higher during the first nine months of 1999 compared to the first nine months of 2000) and increased raw material costs across all product markets. Gross profit margin decreased to 21.0% during the first nine months of 2000 compared to 24.5% during the first nine months of 1999 as a result of the raw material cost increases in most markets, including increases in average plastic resin costs ranging up to 40% during the first nine months of 2000 compared with the first nine months of 1999. Gross profit margin was negatively impacted by margin compression in the medical and electronics markets, partially offset by an increase in gross profit margin of the Company's manufactured paper due to favorable market conditions.

     Operating Expenses

         Selling and administrative expenses decreased 6.1% during the first nine months of 2000 primarily as a result of the sale of the Specialty Coating business (Specialty Coating selling and administrative expenses were $3,194 higher during the first nine months of 1999 compared to the first nine months of
2000) and cost control initiatives in all businesses, partially offset by incremental costs from the Pactuco and Folietechniek acquisitions. As a percentage of net sales, selling and administrative expenses decreased to 10.8% during the first nine months of 2000 compared to 12.6% during the same period in the prior year. The decrease as a percentage of net sales was primarily the result of the decreased selling and administrative expenses and increased selling prices.

         Amortization of intangibles increased 15.8% during the first nine months of 2000 compared to the same period in 1999 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Pactuco and Folietechniek acquisitions, partially offset by the sale of the Specialty Coating business.

         During the second quarter of 2000, Ivex recorded the 2000 Restructuring Charge related to facility exit costs and a management restructuring of the European operations and additional charges incurred for the consolidation of the Sparks, Nevada facility.

         The Company recorded expense of $2,600 related to contractual obligations and exit costs associated with restructuring certain European converting operations. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete by early 2001. Additionally, the Company recognized an asset impairment of $194 related to the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring charge was severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility.

     Income from Operations

         Income from operations and operating margin were $45,822 and 8.9%, respectively, during the first nine months of 2000 compared to income from operations and operating margin of $53,832 and 11.4%, respectively, during the first nine months of 1999. The decrease in operating income is primarily the result of the 2000 Restructuring Charge and the sale of the Specialty Coating business. The Specialty Coating business income from operations was $2,457 higher during the first nine months of 1999 compared to the corresponding period in 2000. Excluding the effect of the 2000 Restructuring Charge and the incremental income from operations from the Specialty Coating business in 1999, income from operations decreased approximately $1,500 primarily due to the decreased gross profit.

     Interest Expense

         Interest expense during the first nine months of 2000 was $25,177 compared to $22,473 during the same period in 1999. The increase is primarily due to greater indebtedness over the majority of the nine months ended September 30, 2000 and increased interest rates on borrowings (approximately 0.87% on the Company's Senior Credit Facility), partially offset by the debt repayment associated with the sale of the Specialty Coating business. (See "Liquidity and Capital Resources.")

     Income from Equity Investments

         Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The loss from equity investments for the nine months ended September 30, 2000 resulted primarily from a second quarter 2000 provision recorded by Packaging Holdings, L.L.C. for one large customer account and for severance costs resulting from an operational management restructuring (the "Packaging Holdings Charges"). The Company's share of these charges was $2,123. In addition to the Packaging Holdings Charges, net income at Packaging Holdings, L.L.C. was lower during the first nine months of 2000 compared to the corresponding period in the prior year primarily due to increased raw material and energy costs.

     Gain on Sale

         On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150.

     Income Taxes

         The Company's effective tax rate for the first nine months of 2000 approximated 43% compared with 35% for the first nine months of 1999. The increase in effective tax rate reflects a higher effective rate on the gain on the sale of the Specialty Coating business, partially due to certain non-deductible goodwill, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge. During the third quarter of 1999, the Company reversed a valuation allowance associated with its United Kingdom operations resulting in a one-time tax benefit of $1,400.

     Net Income

         Net income increased to $34,575 during the first nine months of 2000 compared to net income of $21,993 in the prior year. The increase is primarily the result of the gain on sale of the Specialty Coating business recorded during the quarter ended June 30, 2000, offset by the 2000 Restructuring Charge, the Packaging Holdings Charges, reduced gross profit and higher interest expense. The decrease also results from the one-time tax benefit of $1,400 recorded during the first nine months of 1999.

     Earnings Per Share

         Diluted earnings per share increased to $1.70 during the first nine months of 2000 compared to earnings per share of $1.05 during the first nine months of 1999. Excluding the after-tax effect of the gain on sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.07 per share), earnings per share were $0.78 during the first nine months of 2000. Excluding the effect of the one-time tax benefit recorded in 1999 ($0.07 per share), earnings per share were $0.98 during the first nine months of 1999. The decrease in adjusted earnings per share for the first nine months of 2000 of $0.78 compared to the prior year of $0.98 was primarily related to a reduction in gross profit, as well as increased interest costs.

OPERATING SEGMENTS

     Net Sales

         The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:


                                         Nine Months Ended September 30,
                                 --------------------------------------------
                                              (dollars in thousands)
                                              % of                    % of
                                   2000     Net Sales      1999     Net Sales
                                 --------   ---------    --------   ---------
Consumer Packaging ...........   $388,937      75.4      $337,200      71.7
Protective Packaging .........    126,905      24.6       133,177      28.3
                                 --------     -----      --------     -----
    Total ....................   $515,842     100.0      $470,377     100.0
                                 ========     =====      ========     =====


         Consumer Packaging net sales increased by 15.3% during the first nine months of 2000 compared to the corresponding period in 1999. The increase primarily resulted from increased selling price in most markets (associated with raw material cost increases) and increased unit sales of extruded plastic sheet and converted packaging products for food applications. Unit volume growth in the extruded sheet markets represented approximately $16,800 of the increase. Net sales of medical and electronics packaging products during the first nine months of 2000 increased compared to the corresponding period in 1999 (approximately $5,400), primarily as a result of incremental sales from Pactuco.

         Protective Packaging net sales decreased by 4.7% during the first nine months of 2000 from the corresponding period in 1999, primarily due to the sale of the Specialty Coating business. The decrease in net sales was partially offset by increased selling price in most markets (associated with raw material cost increases) and increased unit volume of converted protective packaging and manufactured paper products.

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

         The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:


                                                Nine Months Ended September 30,
                                    -------------------------------------------------------
                                                    (dollars in thousands)
                                                   % of                            % of
                                      2000        Net Sales         1999          Net Sales
                                    --------      ---------       --------        ---------
     Consumer Packaging .........   $ 67,203        17.3          $ 66,096           19.6
     Protective Packaging .......     19,978        15.7            22,869           17.2
     Corporate Expense ..........     (5,577)                       (5,938)
                                    --------        ----          --------           ----
         Total ..................   $ 81,604        15.8          $ 83,027           17.7
                                    ========                      ========


         The Company's Adjusted EBITDA decreased 1.7% from $83,027 to $81,604 and EBITDA margin decreased from 17.7% to 15.8% during the first nine months of 2000 compared to the same period in 1999. The 1.7%, or $1,107, increase in Consumer Packaging's EBITDA is primarily attributable to increased unit sales volume and incremental EBITDA from Folietechniek, partially offset by reduced margin resulting from raw material cost increases and reduced EBITDA in the medical and electronics business. The decrease in Protective Packaging's EBITDA of 12.6%, or $2,891 is primarily due to the sale of the Specialty Coating business, partially offset by increased unit sales volume of converted protective packaging and manufactured paper products. Specialty Coating EBITDA was approximately $4,600 higher during the first nine months of 1999 compared to the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $8,143 and availability under the revolving credit portion of its Senior Credit Facility (the "Senior Credit Facility") was $47,999. The Company's working capital at September 30, 2000 was $73,369. During the first nine months of 2000, the Company made investments in accounts receivable and inventory balances aggregating $35,918 compared with $24,714 in the prior year. The increased investment in these working capital assets is primarily the result of significant selling price and raw material cost increases.

         The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

         The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). As a result of the sale of the Specialty Coating business, the Company was required to repay $30,731 of the Term A Loan and $43,849 of the Term B Loan. The remaining proceeds were used to pay down the revolving credit facility. The Term A Loan is required to be repaid in quarterly payments totaling $4,376 in 2000, $18,380 in 2001, $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $263 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of September 30, 2000, such rate was LIBOR plus 1.50%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of September 30, 2000, such rate for the Term B Loan was LIBOR plus 2.0%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

         The Company made capital expenditures of $31,483 and $36,667 in the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, the Company has a significant number of capital projects ongoing in all major business groups. Capital spending for 2000 is expected to range from $37,500 to $42,500.

         On October 21, 1999, Ivex announced its plans to purchase up to $5,000 of its outstanding shares of common stock, from time to time, in the open market and in individually negotiated transactions, subject to price, availability and general market conditions. At September 30, 2000, the Company had purchased $4,848 of its outstanding shares of common stock under this plan.

         During the first nine months of 2000, the Company made payments related to its restructuring reserves totaling $1,342. The remaining balance sheet reserve at September 30, 2000 related to restructuring charges was $5,299 representing $1,630 of future lease commitment at the Hollister facility, net of estimated sublease proceeds, $296 of severance cost associated with the management reorganization of the medical and electronics group and remaining payments to complete the closure of the Sparks, Nevada facility, and $3,373 of severance, contractual obligations and exit costs associated with terminating certain European operations.

         On May 26, 2000, the Company sold its Specialty Coating for approximately $113,000 in cash. The proceeds of the sale, net of expenses and cash taxes were used to repay debt. The Company is subject to certain indemnities and obligations under the terms of the sales contract.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued FAS 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories - fair value and cash flow hedges - which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. In June 1999, the statement's effective date was delayed by one year and it will be effective January 1, 2001 for the Company. The effect of adoption of this statement on the Company's results of operations or financial position is not expected to be significant.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Exchange

         The Company uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

         Interest Rates

         The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 which is being amortized over the instrument period. As of September 30, 2000, the Company had $260,000 notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

         The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a gain of $2,044 as of September 30, 2000 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Nine Months and Three Months Ended September 30, 2000, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which Ivex or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.

         During the quarter ended September 30, 2000, the Company's subsidiary, Crystal Thermoplastics, Inc., responded to an information request from the United States Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") regarding the J.M. Mills Landfill in Rhode Island. Since filing such response, the Company has not received any further notifications regarding such site. Also, the Company's subsidiary, CFI Industries, Inc., was notified by EPA and the United States Department of Justice that a predecessor-company was a potentially-responsible-party under CERCLA, in cooperation with other parties, with respect to the Agriculture Street Landfill in New Orleans, Louisiana by virtue of having allegedly recycled and generated municipal and commercial waste during the time period from approximately 1948 to 1952. The Company believes that it is not reasonably possible that its potential liability, if any, with respect to the known issues at these sites is likely to have a material adverse effect on the Company; however, because liability under CERCLA is joint and several and because the remediation costs at the New Orleans' site are reported to be approximately $30-40 million, there can be no assurance that such liabilities would not have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


        (a) Exhibits.

               None

        (b) Reports on Form 8-K.

               None



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

November 10, 2000