Form 10-K405
period 2000-12-31
IVEX PACKAGING CORP /DE/
filed 2001-03-29
CIK 900367

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

For the fiscal year ended December 31, 2000      Commission File Number 33-60714

                           IVEX PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             76-0171625
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                    Identification No.)

      100 TRI-STATE INTERNATIONAL                                   60069
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $247 million based upon the closing price of $13.71 on March 14, 2001.

         At March 14, 2001, 20,947,269 shares of Common Stock, par value of $0.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and III incorporate by reference portions of the Registrant's Annual Report to Security Holders and Proxy Statement for the fiscal year ended December 31, 2000 relating to the Annual Meeting of Stockholders to be held on May 9, 2001.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                       PART I
Item 1.  Business......................................................................................        3
Item 2.  Properties....................................................................................        9
Item 3.  Legal Proceedings.............................................................................       11
Item 4.  Submission of Matters to a Vote of Security Holders...........................................       11

                                                      PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................       13
Item 6.  Selected Financial Data.......................................................................       13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........       13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...................................       14
Item 8.  Financial Statements and Supplementary Data...................................................       14
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.........       14

                                                      PART III

Item 10. Directors and Executive Officers of the Registrant............................................       15
Item 11. Executive Compensation........................................................................       15
Item 12. Security Ownership of Certain Beneficial Owners and Management................................       15
Item 13. Certain Relationships and Related Transactions................................................       15

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................       15

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Ivex Packaging Corporation, a Delaware corporation (the "Company" or "Ivex"), is a vertically integrated specialty packaging company that designs and manufactures value-added plastic and paper-based flexible packaging products for the consumer and protective packaging markets. Ivex focuses on niche markets which management believes provide attractive margins and growth and where the Company's integrated manufacturing capabilities can enhance its competitive position. Ivex serves a variety of markets, providing packaging for food, medical devices and electronic goods and protective packaging for industrial products.

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

        On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113.0 million in cash, resulting in a pre-tax gain of $42.2 million. The Specialty Coating business was part of the Company's former Technical Packaging operating segment and included the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90 million in 1999 and $45 million through the date of sale in 2000.

        The Company's principal executive offices are located at 100 Tri-State International, Suite 200, Lincolnshire, Illinois 60069, and its telephone number is (847) 945-9100.

MARKETS

        Consumer Packaging. The Consumer Packaging product group designs and manufactures plastic and paper-based products for food packaging applications and for applications in the medical and electronics industries. The Company produces a broad array of items, including plastic containers for prepared foods, produce and baked goods; specialty paper products such as fluted baking cups and liners for cookies and other baked goods; microwaveable packaging materials; and packaging for medical devices and electronics products. The Consumer Packaging product group markets its products to a variety of end users, including national wholesale bakeries, supermarket chains, foodservice distributors, fast-food chains, major agricultural growers, medical equipment suppliers and electronics manufacturers. The Company also manufactures a variety of plastic sheet and film products from several different resins for internal use and sales to third party converters. Ivex is the leading producer of oriented polystyrene ("OPS") sheet in North America. The Consumer Packaging product group represented approximately 77% of the Company's net sales and Adjusted EBITDA during the year ended December 31, 2000. The Company's Consumer Packaging product group is hereinafter sometimes referred to as "Consumer Packaging".

        Protective Packaging. The Protective Packaging product group manufactures paper and film products for protective packaging. The Company also manufactures a variety of recycled kraft paper made from post-consumer and post-industrial fibers. These products are marketed primarily to consumer durable goods manufacturers, other industrial manufacturers and integrated paper producers. The Protective Packaging product group represented approximately 23% of the Company's net sales and Adjusted EBITDA during the year ended December 31, 2000. The Company's Protective Packaging product group is hereinafter sometimes referred to as "Protective Packaging".

GENERAL DESCRIPTION

         The following table illustrates the products that Ivex manufactures:


                          12 MONTHS ENDED
                         DECEMBER 31, 2000
                       ---------------------
                         NET        ADJUSTED
PRODUCT GROUP           SALES        EBITDA           PRODUCT               CUSTOMERS                END PRODUCT USES
-------------          --------     --------    -------------------       --------------             -------------------
Consumer Packaging     $547,426     $87,193     Plastic containers,      Supermarkets,               Plastic hinged and
                                                corrugated paper         foodservice                 two-piece containers,
                                                liners and               distributors,               trays for deli foods,
                                                specialty paper          fast food chains,           salads, cookies,
                                                products, OPS sheet      bakery and                  berries and cakes,
                                                and film, HIPS sheet,    confectionery               film for envelopes
                                                PET sheet, PP sheet,     companies,                  and box windows,
                                                PVC sheet and HDPE       food processors,            protective plastic packaging
                                                Sheet                    plastic converters,         for medical and electronics
                                                                         envelope, folding           applications, paper liners for
                                                                         carton manufacturers,       cookies, microwaveable
                                                                         medical device and          packaging materials,
                                                                         supply companies and        fluted bakery cups and
                                                                         electronics manufacturers   specialty paper products

Protective Packaging    163,525      25,512     Protective packaging,    Consumer durables           Cohesive self-sealing
                                                including coated         manufacturers, other        packaging papers,
                                                paper,                   industrial                  single face corrugated
                                                single face              manufacturers,              paper for packaging,
                                                corrugated               paper distributors,         shippers and mailers,
                                                paper, shippers          and supply                  grocery and food bags
                                                and mailers,             companies
                                                and manufactured
                                                paper, including
                                                kraft papers and
                                                specialty recycled
                                                papers
                                                manufacturers



Corporate Expenses                   (6,944)
                     -----------   --------

Total                $   710,951  $ 105,761
                     ===========  =========


CONSUMER PACKAGING

        General. The Consumer Packaging product group is an integrated manufacturer of plastic and paper products for use in a wide array of food applications and medical and electronics packaging applications. The food packaging products are typically used for items sold in supermarkets, wholesale and retail bakeries, fast-food restaurants and institutional foodservice outlets. The Company's medical packaging products typically are used by the major medical supply companies for sterility packaging and its electronics packaging products generally are used as cushioning and packaging materials.

        Products. Consumer Packaging's products consist primarily of thermoformed plastic containers and converted paper products used in food packaging applications and medical and electronics packaging applications. Thermoformed plastic packaging includes hinged and two-piece containers, trays for delicatessen foods, salads, cookies, cakes and other items, sterility packaging for medical applications and cushioning and packaging products for the electronics industry. Paper products consist of single face corrugated paper liners for cookies and other baked goods, microwaveable materials, fluted cups for baking and other specialty paper products.

        As part of its integrated operations, Ivex manufactures OPS sheet and also produces OPS film, high impact polystyrene ("HIPS") sheet, polyethylene terephthelate ("PET") sheet, polypropylene ("PP") sheet and high density polyethylene ("HDPE") sheet. OPS sheet is widely used in packaging applications where clarity, rigidity and material yield are significant considerations. HIPS sheet is used in similar applications where clarity is not as important, but where additional stress or crack resistance is required. PET, PP and HDPE sheet are also typically used in applications that require stress or crack resistance. OPS film is a thinner gauge version of OPS sheet with applications primarily in windows for envelopes and folding cartons as well as labels. The Company's OPS sheet and film, HIPS sheet, PET sheet, PP sheet and HDPE sheet are marketed under the Company's Kama(R) brand name.

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

        Manufacturing. The Company's plastic packaging products are manufactured internally at the Company's two polystyrene polymerization, nine extrusion and fifteen thermoforming facilities. Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels.

        Extrusion is the process of converting plastic resin into plastic sheet and film used in the thermoforming process. The Company is one of only two OPS producers that have polystyrene polymerization manufacturing facilities.

        Ivex's plastic thermoforming and paper converting operations are principally conducted in sixteen facilities located throughout North America and Europe.

PROTECTIVE PACKAGING

        General. The Protective Packaging product group is an integrated manufacturer and coater of paper and film products for protective packaging and a manufacturer of various grades of specialty papers.

        Products. Protective packaging products include self-sealing coated packaging papers, films and corrugated paper; heavy-duty mailing envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R) and corrugated paper.

The Company's manufactured papers include post-consumer and post-industrial recycled paper products (including lightweight kraft paper for grocery and food bags and heavyweight crepe kraft paper for bag closures).

        Markets. The Company's protective packaging products are used in a wide variety of commercial and industrial applications.

        Ivex applies adhesive and cohesive coatings to paper and single face corrugated paper products for high-speed, high-volume, self-sealing packaging applications. A cohesive package is designed to stick to itself and not to the contents. The Company uses proprietary formulations of adhesive and cohesive materials to meet specialized customer requirements. Typical end-users of self-sealing packaging systems are the major U.S. automotive parts manufacturers and book publishers.

        Approximately 10% of the Company's recycled kraft paper is used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Principal third-party markets for the Company's manufactured paper products are food packaging, industrial packaging, bag converting and industrial converting, including grocery and food bags; envelopes; and bag closures in pet food, seed, and fertilizer packaging. These markets require high service levels, including fast delivery and the ability to produce a variety of colors, weights and formulations. Customers for the Company's manufactured paper products include large, integrated paper producers as well as packaging companies.

        Manufacturing. Ivex's paper manufacturing and converting operations are conducted at nine facilities throughout the U.S. and Canada.

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

        The Company's main competitor in the supermarket and foodservice segments is Pactiv Corporation. In the bakery area, the Company competes primarily with Detroit Forming Inc. in plastic products and Georgia Pacific Corporation in paper products. The Company competes with several manufacturers of OPS sheet, including Detroit Forming and Plastic Suppliers, Inc. In the medical and electronics markets, the Company competes with many regional thermoformers, including Prent Corporation and Placon Corp. The Company competes primarily with Dow Chemical Company in the OPS film market. The Company competes primarily with Sealed Air Corporation and AVI Products, Inc. in the mailing envelope market.

EMPLOYEES

        As of December 31, 2000, the Company had 42 employees at its Lincolnshire, Illinois corporate headquarters and had 3,776 employees at plant locations, of which 779 were salaried and 2,997 were hourly. Of the hourly workers, approximately 826 were members of unions. The Company has collective bargaining agreements with various unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Avenel, Grove City, Elyria, Newcastle, Wakefield and Laval facilities. There have been no significant interruptions or curtailments of operations due to labor disputes in the last five years, and the Company believes that relations with its employees are good. The collective bargaining agreements at the Company's facilities in Peoria, Grove City, Newcastle and Wakefield will expire in 2001; the collective bargaining agreement at the Company's facilities in Avenel and Chagrin Falls will expire in 2002; the collective bargaining agreement at the Company's facilities in Elyria will expire in 2003; and the collective bargaining agreement at the Company's facilities in Joliet and Laval will expire in 2004.

RAW MATERIALS

        Styrene monomer, polystyrene, polyethylene, polypropylene and various paper-based commodities (primarily recycled fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate during 2000 although prices for certain items such as styrene monomer, polystyrene, OCC and DLK have been volatile and may continue to fluctuate, in some instances adversely to the Company.

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

CUSTOMERS, SALES AND BACKLOG

        No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a good relationship. No one customer accounted for more than 10% of the Company's aggregate net sales for the fiscal year ended December 31, 2000. In general, the backlog of orders is not significant or material to an understanding of the Company's businesses.

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

        The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $1.3 million as of December 31, 2000 for its known future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 2000 and 2001 spending on environmental capital projects to be material.

        From time to time, the Company is involved in cases arising under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These cases generally involve sites which allegedly have received wastes from current or former Company locations. During 2000, the Company's subsidiary, Crystal Thermoplastics, Inc., responded to an information request from the United States Protection Agency ("EPA") under CERCLA regarding the J.M. Mills Landfill in Rhode Island. Since filing such response, the Company has not received any further notifications regarding such site. Also, the Company's subsidiary, CFI Industries, Inc., was notified by EPA and the United States Department of Justice that a predecessor-company was a potentially-responsible-party under CERCLA, in cooperation with other parties, with respect to the Agriculture Street Landfill in New Orleans, Louisiana by virtue of having allegedly recycled and generated municipal and commercial waste during the time period from approximately 1948 to 1952. The Company believes that it is not reasonably possible that its potential liability, if any, with respect to the known issues at these sites is likely to have a material adverse effect on the Company, however, because liability under CERCLA is joint and several and because the remediation costs at the New Orleans' site are reported to be approximately $30-40 million, there can be no assurance that such liabilities would not have a material adverse effect on the Company.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

        The Company's financial information about industry segments will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        The Company's financial information about geographic areas will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001.

ITEM 2. PROPERTIES

        The Company and its subsidiaries use various owned and leased plants, warehouses and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of March 1, 2001, the Company had twenty-eight non-warehouse facilities and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under the Company's existing credit facility.

LOCATION                      FUNCTION/SEGMENT                   SQUARE FOOTAGE
--------                      ----------------                   --------------
Domestic

Avenel, NJ(1)                 Extrusion                               55,000
Bellwood, IL(2)               Paper Converting                        71,000
Bridgeview, IL                Paper Converting                       115,000
Chagrin Falls, OH             Paper Mill                             120,000
Cumberland, RI                Thermoforming                           60,000
Elyria, OH(3)                 Extrusion                               80,000
Grant Park, IL                Thermoforming/Engineering              184,000
Grove City, PA(4)             Thermoforming                          236,000
Hazleton, PA(5)               Polymerization/Extrusion               166,000
Joliet, IL                    Paper Mill/Paper Converting            410,000
Lompoc, CA(6)                 Thermoforming                           93,000
Madison, GA                   Thermoforming/Paper Converting         141,000
Manteno, IL                   Extrusion                              105,000
Peoria, IL                    Paper Mill                             234,000
Rogers, MN(7)                 Thermoforming/Extrusion                240,000
Visalia, CA                   Thermoforming/Paper Converting         144,000
Wakefield, MA                 Paper Converting                        98,000
Wheaton, IL                   Thermoforming                          120,000

International

D'Albon, France               Thermoforming                           17,000
Laval, Quebec                 Thermoforming/Extrusion/Engineering     60,000
Longueuil, Quebec             Thermoforming/Paper Converting          32,000
Monterrey, Mexico(8)          Thermoforming                           24,000
Newcastle, Ontario            Extrusion                               45,000
Raamsdonksveer, Netherlands   Extrusion                               78,000
Sedgefield, England           Thermoforming/Extrusion                 48,000
Summerstown, Ontario          Thermoforming                           55,000
Sungai Petani, Malaysia (9)   Thermoforming                           38,000
Toronto, Ontario              Paper Converting                        54,000

(1) Leased facility, with its lease expiring on December 31, 2003, subject to IPC's right to extend the lease for two successive five-year periods upon IPC's written notice to the lessor thereof not more than 12 nor less than 6 months prior to the end of the then current lease term.

(2)  Leased facility, with its lease expiring on January 8, 2003.

(3) Leased facility, with its lease expiring on February 28, 2004, subject to IPC's right to extend the lease for an additional five-year period and, upon specified terms and conditions, to purchase the property.

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

(8)  Leased facility, with its lease expiring on December 31, 2001.

(9) Leased facility, with three leases, one expiring on December 31, 2001 and two expiring on December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

        From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY FOLDERS

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

NAME                      AGE                          POSITION
----                      ---                          --------
George V. Bayly           58       Director, Chairman of the Board, President
                                   and Chief Executive Officer of the Company since January 1991.

Frank V. Tannura          44       Director of the Company since August 1995.
                                   Executive Vice President and Chief Financial
                                   Officer of the Company since February 1999 and Vice President and Chief Financial
                                   Officer since October 1989.

Gordon B. Bonfield        49       Executive Vice President and Chief Operating
                                   Officer of the Company since August 2000.
                                   From June 1999 to August 2000, Mr. Bonfield was President of the Consumer Packaging
                                   Division. Mr. Bonfield was President and
                                   Chief Executive Officer of Multi-Color
                                   Corporation from January 1998 to May 1999 and an executive officer of Fort James' Packaging business since 1988.

Richard R. Cote           49       Vice President and Treasurer of the Company
                                   since August 1994. Mr. Cote was Assistant
                                   Vice President and Treasurer of the Company from March 1992 to August 1994.

Dennis W. Hadley          46       Vice President of Human Resources of the
                                   Company since July 2000. Mr. Hadley was Vice
                                   President and General Manager for the Graphic
                                   Packaging Corporation (and its predecessor
                                   Fort James Packaging business) since 1995.

G. Douglas Patterson      43       Vice President and General Counsel of the
                                   Company since June 1991.

David E. Wartner          34       Vice President and Corporate Controller of
                                   the Company since October 1998. From 1994 to
                                   1998, Mr. Wartner was Corporate Controller of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the New York Stock Exchange and the Chicago Stock Exchange, under the ticker symbol IXX. The high and low sales prices for the common stock by quarter during 2000 and 1999 as reported by the New York Stock Exchange are shown below.

                   PRICES                               PRICES
                   ------                               ------
  2000                                  1999
QUARTERS                              QUARTERS
  ENDED       HIGH        LOW           ENDED        HIGH        LOW
--------      -----       ----        --------      -----      -----
12/31/00      11.50       8.13        12/31/99      12.88       6.88
 9/30/00      11.88       9.25         9/30/99      22.50       9.75
 6/30/00      11.13       7.63         6/30/99      22.00      13.75
 3/31/00      10.50       5.13         3/31/99      26.13      13.63

        The approximate number of shareholders of record of the Company's common stock as of March 14, 2001 was 219 holders. The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors that the Company's Board of Directors may deem relevant. In addition, the Company's senior credit facility prohibits the payment of dividends on the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

        Information regarding the Company's selected financial data will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information regarding management's discussion and analysis of financial condition and results of operation will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference.

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

         INTEREST RATES. The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60.0 million. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60.0 million of indebtedness through January 22, 2002. The sale resulted in a gain of $1.0 million which is being amortized over the instrument period. As of December 31, 2000 the Company had $260 million notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

         The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100.0 million and various maturity dates through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100.0 million of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100.0 million through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100.0 million of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60.0 million through November 5, 2001. These collar agreements effectively fix the LIBOR base rate for $60.0 million of the Company's indebtedness at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $0.6 million as of December 31, 2000 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, supplementary data, financial information about segments and financial information about geographic areas will be set forth in the Company's Annual Report to Stockholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and is incorporated herein by reference.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of the Company will be set forth in the Company's Annual Report to Securityholders relating to the Annual Meeting of Stockholders to be held on May 9, 2001 and, to the extent required, are incorporated herein by reference:

                                                                            ANNUAL REPORT TO
                                                                            SECURITYHOLDERS
Report of Independent Accountants.........................................      Page 65
Consolidated Balance Sheets...............................................      Page 38
Consolidated Statements of Operations.....................................      Page 40
Consolidated Statements of Changes in Stockholders' Equity................      Page 41
Consolidated Statements of Cash Flows.....................................      Page 42
Notes to Consolidated Financial Statements................................      Page 44

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

(A)(3) EXHIBITS.


                                                            INCORPORATED BY REFERENCE
                                                                TO THE FOLLOWING
                                                          -------------------------------
EXHIBIT                                                   EXHIBIT    REGISTRATION NUMBER
NUMBER            DESCRIPTION OF DOCUMENT                 NUMBER          OR REPORT
-------           -----------------------                 -------    -------------------
3.1      Amended and Restated Certificate                   3.3      Ivex Amendment No. 8
         of Incorporation of Ivex Packaging                          to Form S-1 (Registration No.
         Corporation ("Holdings" or "Ivex")                          33-95436)

3.2      Amended By-Laws of Ivex                            3.4      Ivex Amendment No. 8 to Form S-1
                                                                     (Registration No. 33-95436)

3.3      Form of Certificate of Elimination of              3.5      Ivex Amendment No. 8
         Senior Cumulative Exchangeable                              to Form S-1 (Registration No.
         Preferred Stock of Ivex                                     33-95436)

3.4      Form of Certificate of Designation,                4.1      Ivex 3/3/99 Form 8-K
         Preferences and Rights of Series A                          (File No. 33-60714)
         Junior Participating Preferred Stock

4.1      Amended and Restated Credit Agreement, dated       4.2      Ivex 1997 Form 10-K
         as of October 2, 1997, by and among IPC,                    (File No. 33-60714)
         Ivex, NationsBank, N.A. and Bankers Trust,
         as agents, and the guarantors and lenders
         identified on the signature pages thereto

4.2      Amended and Restated Pledge Agreement,             4.3      Ivex 1997 Form 10-K
         dated as of October 2, 1997, among IPC,                     (File No. 33-60714)
         Ivex certain of IPC's subsidiaries and
         NationsBank, N.A. and Bankers Trust Company,
         as agents

4.3      Form of Amended and Restated Security              4.4      Ivex 1997 Form 10-K
         Agreement, dated as of October 2, 1997,                     (File No. 33-60714)
         among IPC, Ivex and certain of IPC's
         domestic subsidiaries and NationsBank,
         N.A. and Bankers Trust Company, as agents

4.4      Form of Amended and Restated Mortgage and          4.5      Ivex 1997 Form 10-K
         Security Agreement                                          (File No. 33-60714)

4.5      Form of First Amendment to Amended and             4.6      Ivex 1998 Form 10-K
         Restated Credit Agreement                                   (File No. 33-60714)

                                                            INCORPORATED BY REFERENCE
                                                                TO THE FOLLOWING
                                                          ------------------------------
EXHIBIT                                                   EXHIBIT    REGISTRATION NUMBER
NUMBER            DESCRIPTION OF DOCUMENT                 NUMBER         OR REPORT
-------           -----------------------                 -------   -------------------
4.6      Form of Second Amendment to Amended and            4.7      Ivex 1998 Form 10-K
         Restated Credit Agreement                                   (File No. 33-60714)

4.7      Form of Third Amendment to Amended and             4.8      Ivex 1998 Form 10-K
         Restated Credit Agreement                                   (File No. 33-60714)

4.8      Rights Agreement, dated as of February 10,         4.1      Ivex 3/3/99 Form 8-K
         1999, between Ivex and First Chicago                        (File No. 33-60714)
         Trust Company of New York

 4.9     Form of Fourth Amendment to Amended and           4.10      Ivex 9/30/99 Form 10-Q
         Restated Credit Agreement                                   (File No. 33-60714)

4.10     Form of Fifth Amendment to Amended and            4.11      Ivex 1999 Form 10-K
         Restated Credit Agreement                                   (File No. 33-60714)

4.11     1999 Stock Option Plan for Non-Employee      Exhibit A      Ivex 1999 Proxy Statement
         Directors                                                   (File No. 33-60714)

10.1     Form of Ivex Senior Management                    10.1      Ivex Amendment No. 8 to Form S-1
         Annual Incentive Plan(1)                                    (Registration No. 33-95436)

10.2     Form of Nonqualified Deferred                     10.2      Ivex 1998 Form 10-K
         Compensation Plan (1)                                       (File No. 33-60714)

10.3     Form of Nonqualified Deferred                     10.3      Ivex 1998 Form 10-K
         Compensation Trust Agreement (1)                            (File No. 33-60714)

10.4     Form of IPC Stock Purchase and Option             10.2      IPC 1993 Form 10-K
         Agreement, dated as of January 1, 1993,                    (Registration No. 33-52150)
         among IPC, Ivex, Acadia Partners, L.P.
         and each of certain senior managers of
         IPC with the Ivex Stock Purchase and
         Option Agreement attached thereto (1)

10.5     Form of Amended and Restated IPC, Inc.             10.16    Ivex 6/30/96 Form 10-Q
         Stock Option and Purchase Agreement and                     (File No. 33-60714)
         Amended and Restated Ivex Packaging
         Corporation Stock Option and Purchase
         Agreement, each dated as of
         January 1, 1996 (1)

10.6     IPC Retirement Plan and Trust, as                   10.3    IPC Form S-1
         amended and Restated May 1, 1992 (1)                        (Registration No. 33-52150)

                                                              INCORPORATED BY REFERENCE
                                                                   TO THE FOLLOWING
                                                          ----------------------------------
EXHIBIT                                                   EXHIBIT        REGISTRATION NUMBER
NUMBER            DESCRIPTION OF DOCUMENT                 NUMBER              OR REPORT
------            -----------------------                 -------        -------------------
10.7     Amended and Restated Employment Agreement,          10.14     Ivex 6/30/96 Form 10-Q
         dated as of May 30, 1996, between                             (File No. 33-60714)
         George V. Bayly and IPC (1)

10.8     Form of Amendment No. 1 to Amended and               10.8     Ivex 1998 Form 10-K
         Restated Employment Agreement between                         (File No. 33-60714)
         George V. Bayly and IPC (1)

10.9     Form of Amended and Restated Employment              10.9     Ivex 1999 Form 10-K
         Agreement, dated as of October 31, 1999,                      (File No. 33-60714)
         between IPC and Frank V. Tannura (1)

10.10    Form of Ivex Packaging Corporation                  10.16     Ivex 9/30/99 Form 10-Q
         Employee Stock Purchase Plan (1)                              (File No. 33-60714)

10.11    Form of 1999 Long-Term Incentive Plan (1)           10.11     Ivex 1999 Form 10-K
                                                                       (File No. 33-60714)

10.12    Form of Severance and Change of Control             10.12     Ivex 1999 Form 10-K
         Agreement between the Company and certain                     (File No. 33-60714)
         named executive officers (1)

10.13    Form of Ivex Packaging Corporation 1997             10.45     Ivex Amendment No. 8
         Long Term Stock Incentive Plan (1)                            to Form S-1 (Registration
                                                                       No. 33-95436)

10.14    Form of Senior Management's Promissory              10.13     Ivex 1997 Form 10-K
         Note to IPC (1)                                               (File No. 33-60714)

10.15    Form of Amended and Restated Ivex Packaging     Exhibit B     Ivex 2000 Proxy Statement
         Corporation 1997 Long Term Incentive Plan (1)                 (File No. 33-60714)

10.40 Loan Agreement, dated as of December 1, 1987, between the County of Kankakee, Illinois and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

10.41    Loan Agreement, dated as of June 1, 1988,          10.11    IPC Form S-1
         between the Development Authority of Morgan                (Registration No. 33-52150)
         County and Ivex of Delaware, Inc.
         (n/k/a IPC, Inc.)
                                                                     IPC Form S-1
                                                            10.13   (Registration No. 33-52150)

10.42    Loan Agreement, dated as of October 1, 1987,       10.15    IPC Form S-1
         between the County of Will, Illinois and                   (Registration No. 33-52150)
         LPX, Inc (n/k/a IPC, Inc.)

                                                             INCORPORATED BY REFERENCE
                                                                  TO THE FOLLOWING
                                                          -------------------------------
EXHIBIT                                                   EXHIBIT    REGISTRATION NUMBER
NUMBER            DESCRIPTION OF DOCUMENT                 NUMBER         OR REPORT
-------           -----------------------                 -------    -------------------
10.43    Loan Agreement, dated as of April 1, 1988,         10.17    IPC Form S-1
         between the Illinois Development Finance                    (Registration No.
         Authority and Ivex of Delaware, Inc.                        33-52150)
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

10.46    Lease Agreement, dated as of December 5,           10.46    Ivex 1996 Form 10-K
         1996, between State Street Bank and Trust                   (File No. 33-60714)
         Company and IPC

10.47    Lease, dated as of October 4, 1988, between        10.33    IPC Form S-1
         Seymour C. Graham and Kama Corporation                      (Registration No.
         (n/k/a IPC, Inc.)                                           33-52150)

10.48    Amendment to Lease, dated as of                    10.34    IPC Form S-1
         December 20, 1988, between Seymour C. Graham                (Registration No.
         and Kama Corporation (n/k/a IPC, Inc.)                      33-52150)

10.49    Lease, dated June 20, 1995, between
         Howard H. Gelb and Eunice Gelb and
         Kama Corporation (n/k/a IPC, Inc.)
                                                            10.44    Ivex 1995 Form 10-K
                                                                     (File No. 33-60714)

10.50    Industrial Building Lease, dated                   10.25    Ivex 1997 Form 10-K
         January 8, 1998, between Arapahoe Properties,               (File No. 33-60714)
         L.L.C. and Packaging Products, Inc.

10.51    Lease, dated as of September 11, 1996, by          10.54    Ivex 1996 Form 10-K
         and between Joseph P. Bennett and Trio                      (File No. 33-60714)
         Products, Inc

                                                                  INCORPORATED BY REFERENCE
                                                                     TO THE FOLLOWING
                                                                  -------------------------
EXHIBIT                                                EXHIBIT      REGISTRATION NUMBER
NUMBER           DESCRIPTION OF DOCUMENT               NUMBER          OR REPORT
-------          -----------------------               -------    -------------------------
10.52    Installment Sales Agreement, dated as of      10.39      IPC Form S-1
         December 12, 1990, between Grove City                    (Registration No.
         Industrial Development Corporation and                   33-52150)
         Ivex Converted Products Corporation
         (n/k/a IPC, Inc.)

10.53    Form of Lease Agreements, dated               10.54      Ivex 1998 Form 10-K
         May 1, 1993, November 20, 1994 and                       (File No. 33-60714)
         November 20, 1994, between Ultra Pac, Inc.
         and the landlord thereof

10.54    Lease Agreement, dated as of April 16,        10.55      Ivex 3/31/99 Form 10-Q
         1999, between Pactuco Acquisition, Inc.                  (File No. 33-60714)
         and Gowing Leasing Company

10.70    Tax Sharing Agreement, dated as of            10.40      Ivex Form S-4
         December 17, 1992, between Ivex and IPC                  (Registration No.
         and certain of IPC's subsidiaries                        33-60714)

*13      Annual Report to Securityholders for
         the year ended December 31, 2000.

*21.1    Subsidiaries of Ivex

*23.1    Consent of PricewaterhouseCoopers LLP


 * Filed herewith.

(1) Management contact or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 28, 2001.


                                               Ivex packaging corporation

                                               By:  /s/  GEORGE V. BAYLY
                                                  -----------------------------
                                               Name: George V. Bayly
                                               Title: President and Chief
                                               Executive Officer


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

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 28, 2001.

     SIGNATURE                                      TITLE
     ---------                                      -----

 /s/ GEORGE V. BAYLY                     Director, Chairman of the Board,
---------------------------------        President and Chief Executive Officer
     George V. Bayly                     (Principal Executive Officer)


/s/ FRANK V. TANNURA                     Director, Executive Vice President and
---------------------------------        Chief Financial Officer (Principal
    Frank V. Tannura                     Financial Officer)


/s/ DAVID E. WARTNER                     Vice President and Corporate Controller
---------------------------------        (Principal Accounting Officer)
    David E. Wartner


 /s/ GLENN R. AUGUST                     Director
---------------------------------
     Glenn R. August


/s/ ANTHONY P. SCOTTO                    Director
---------------------------------
    Anthony P. Scotto


/s/ WILLIAM J. WHITE                     Director
---------------------------------
    William J. White


/s/  R. JAMES COMEAUX                    Director
---------------------------------
     R. James Comeaux

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Ivex Packaging Corporation

Our audits of the consolidated financial statements referred to in our report dated January 29, 2001, appearing on page 65 of the 2000 Annual Report to Stockholders of Ivex Packaging Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2001

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 DECEMBER 31,
                                                                             ----------------------
                                                                               2000         1999
                                                                             ---------    ---------
      ASSETS
Current Assets:
   Cash and cash equivalents .............................................   $       9    $       9
                                                                             ---------    ---------
      Total current assets ...............................................           9            9
Investment in subsidiary .................................................      73,418       73,418
Due from IPC, Inc. .......................................................      19,665       23,515
                                                                             ---------    ---------
      Total assets .......................................................   $  93,092    $  96,942
                                                                             =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
      20,947,269 shares issued; and 20,321,994 and 20,793,469
      shares outstanding .................................................   $     209    $     209
   Paid in capital in excess of par value ................................     339,382      339,354
   Treasury stock, at cost - 625,275 and 153,800 shares ..................      (5,094)      (1,216)
   Accumulated deficit ...................................................    (241,405)    (241,405)
                                                                             ---------    ---------
      Total stockholders' equity .........................................      93,092       96,942
                                                                             ---------    ---------
Total liabilities and stockholders' equity ...............................   $  93,092    $  96,942
                                                                             =========    =========


            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                         ---------------------------------------
                                            2000           1999        1998
                                         ----------     ----------    ----------

Net loss...............................  $              $             $
                                         ==========     ==========    =========







            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      PAID IN
                                                   COMMON STOCK      CAPITAL IN                             STOCK-
                                                -------------------  EXCESS OF   ACCUMULATED  TREASURY     HOLDERS'
                                                  SHARES     AMOUNT  PAR VALUE     DEFICIT     STOCK       EQUITY
                                                ----------   ------  ----------  ----------   --------    ---------
Balance at December 31, 1997.................   20,426,666   $ 204   $  328,322   $ (241,405)              $ 87,121
  Issuance of common stock...................      500,000       5       10,702                              10,707
  Exercise of common stock options...........        4,602                   74                                  74
                                                ----------   -----   ----------   ----------   ---------   --------
Balance at December 31, 1998.................   20,931,268     209      339,098     (241,405)                97,902
  Exercise of common stock options...........       16,001                  256                                 256
  Purchase of treasury stock.................     (153,800)                                    $  (1,216)    (1,216)
                                                ----------   -----   ----------   ----------    --------   --------
Balance at December 31, 1999.................   20,793,469     209      339,354     (241,405)     (1,216)    96,942
  Purchase of treasury stock.................     (547,800)                                       (4,496)    (4,496)
  Employee stock purchase plan...............       76,325                   28                      618        646
                                                ----------   -----   ----------   ----------   ---------   --------
Balance at December 31, 2000.................   20,321,994   $ 209   $  339,382   $ (241,405)  $  (5,094)  $ 93,092
                                                ==========   =====   ==========   ==========   =========   ========




            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION
                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
Cash flows used by operating activities:
   Net loss ..........................................   $   --      $   --      $   --
Cash flows from financing activities:
   Proceeds from issuance of stock ...................                             10,707
   Transfer from (to) IPC, Inc. ......................      3,850         960     (10,781)
   Exercise of common stock options ..................                    256          74
                                                         --------    --------    --------
   Net cash from financing activities ................      3,850       1,216
                                                         --------    --------    --------
Cash flows from investing activities:
   Purchase of treasury stock ........................     (4,496)     (1,216)
   Employee stock purchase plan ......................        646
                                                         --------    --------    --------
   Net cash used by investing activities .............     (3,850)     (1,216)
                                                         --------    --------    --------
   Net change in cash and cash equivalents
   Cash and cash equivalents at beginning of year ....          9           9           9
                                                         --------    --------    --------
   Cash and cash equivalents at end of year ..........   $      9    $      9    $      9
                                                         ========    ========    ========




            See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)


                                                                   BEGINNING                                   ENDING
                DESCRIPTION                                         BALANCE    ADDITIONS      DEDUCTIONS       BALANCE
                -----------                                        ---------   ---------      ----------       -------
    Accounts receivable -- allowance
      for doubtful accounts:
                                                         1998       $2,544     $1,169 (1)      $  (846)(2)(3)    $2,867
                                                         1999        2,867      2,778 (1)         (652)(2)        4,993
                                                         2000        4,993         92           (2,601)(2)(4)     2,484
    Income Taxes --
      valuation allowance:
                                                         1998       $2,300    $   276                            $2,576
                                                         1999        2,576      1,018          $(1,400)           2,194
                                                         2000        2,194         40                             2,234


(1) Reflects additions of $328 and $388 associated with acquisitions for the years ended December 31, 1999 and 1998, respectively.

(2)  Accounts charged off, less recoveries.

(3) Includes $261 as a result of the disposition of the Company's Detroit paper mill.

(4)  Includes $292 as a result of the sale of the Specialty Coating business.

                                 EXHIBIT INDEX

                                                                                                                       SEQUENTIALLY
   EXHIBIT                                                                                                               NUMBERED
   NUMBER                           DESCRIPTION OF DOCUMENT                                                                PAGE
   -------                          -----------------------                                                           -------------

     3.1 --   Amended and Restated Certificate of Incorporation of Ivex Packaging Corporation ("Holdings" or "Ivex")

     3.2 --   Amended By-Laws of Ivex

     3.3 --   Form of Certificate of Elimination of Senior Cumulative Exchangeable Preferred Stock of Ivex

     3.4 --   Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

     4.1 --   Amended and Restated Credit Agreement, dated as of October 2, 1997, by and among IPC, Ivex, NationsBank, N.A. and
              Bankers Trust, as agents, and the guarantees and lenders identified on the signature pages thereto

     4.2 --   Form of Amended and Restated Pledge Agreement, dated as of October 2, 1997, among Ivex, IPC, certain of IPC's subsidiaries and NationsBank, N.A., and Bankers Trust Company, as agents

     4.3 --   Form of Amended and Restated Security Agreement, dated as of October 2, 1997, among Ivex, IPC, and certain of IPC's subsidiaries and NationsBank, N.A., and Bankers Trust Company, as agents

     4.4 --   Form of Amended and Restated Mortgage and Security Agreement

     4.5 --   Form of First Amendment to Amended and Restated Credit Agreement

     4.6 --   Form of Second Amendment to Amended and Restated Credit Agreement

     4.7 --   Form of Third Amendment to Amended and Restated Credit Agreement

     4.8 --   Rights Agreement, dated as of February 10, 1999, between Ivex and First Chicago Trust Company of New York

     4.9 --   Form of Fourth Amendment to Amended and Restated Credit Agreement

     4.10--   Form of Fifth Amendment to Amended and Restated Credit Agreement

     4.11--   1999 Stock Option Plan for Non-Employee Directors

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

                                                                                                                SEQUENTIALLY
   EXHIBIT                                                                                                        NUMBERED
   NUMBER                           DESCRIPTION OF DOCUMENT                                                         PAGE
   -------                          -----------------------                                                     ------------
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

    10.6 -- IPC Retirement Plan and Trust, as amended and Restated May 1, 1992(1)

    10.7 -- Amended and Restated Employment Agreement, dated as of May 30, 1996, between George V. Bayly and IPC(1)

    10.8 -- Form of Amendment No. 1 to Amended and Restated Employment Agreement between George V. Bayly and IPC(1)

    10.9 -- Form of Amended and Restated Employment Agreement, dated as of October 31, 1999, between IPC and Frank V.
            Tannura (1)

    10.10-- Form of Ivex Packaging Corporation Employee Stock Purchase Plan (1)

    10.11-- Form of 1999 Long Term Incentive Plan (1)

    10.12-- Form of Severance and Change of Control Agreement between the Company and certain named executive officers (1)

    10.13-- Form of Ivex Packaging Corporation 1997 Long Term Stock Incentive Plan(1)

    10.14-- Form of Senior Management's Promissory Note to IPC(1)

    10.15-- Form of Amended and Restated Ivex Packaging Corporation 1997 Long Term Incentive Plan (1)

    10.40-- Loan Agreement, dated as of December 1, 1987, between the County of Kankakee, Illinois and Ivex of Delaware, Inc.
            (n/k/a IPC, Inc.)

    10.41-- Loan Agreement, dated as of June 1, 1988, between the Development Authority of Morgan County and Ivex of Delaware,
            Inc. (n/k/a IPC, Inc.)

    10.42-- Loan Agreement, dated as of October 1, 1987, between the County of Will, Illinois and LPX, Inc. (n/k/a IPC, Inc.)

    10.43-- Loan Agreement, dated as of April 1, 1988, between the Illinois Development Finance Authority and Ivex of Delaware,
            Inc. (n/k/a IPC, Inc.)

    10.44-- Indenture of Trust, dated as of March 1, 1989, between Marine Midland Bank, N.A. and Ivex of Delaware, Inc. (n/k/a IPC,
            Inc.)

    10.45-- Loan Agreement, dated November 1, 1985, between the Village of Bridgeview, Illinois and L&CP Corporation (n/k/a IPC,
             Inc.)

    10.46-- Lease Agreement, dated as of December 5, 1996, between State Street Bank and Trust Company and IPC

    10.47-- Lease, dated as of October 4, 1988, between Seymour C. Graham and Kama Corporation (n/k/a IPC, Inc)

    10.48-- Amendment to Lease, dated as of December 20, 1988, between Seymour C. Graham and Kama Corporation (n/k/a IPC, Inc.)

                                                                                                                 SEQUENTIALLY
   EXHIBIT                                                                                                        NUMBERED
   NUMBER                           DESCRIPTION OF DOCUMENT                                                         PAGE
   -------                          -----------------------                                                     ------------
    10.49-- Lease, dated June 20, 1995, between Howard H. Gelb and Eunice Gelb and Kama Corporation (n/k/a IPC, Inc.)

    10.50-- Industrial Building Lease, dated January 8, 1998, between Arapahoe Properties, L.L.C. and Packaging Products, Inc.

    10.51-- Lease, dated as of September 11, 1996, by and between Joseph P. Bennett and Trio Products, Inc.

    10.52-- Installment Sales Agreement, dated as of December 12, 1990, between Grove City Industrial Development Corporation and
            Ivex Converted Products Corporation (n/k/a IPC, Inc.)

    10.53-- Form of Lease Agreements, dated May 1, 1993, November 20, 1994 and November 20, 1994, between Ultra Pac, Inc. and the landlord thereof

    10.54-- Lease Agreement, dated as of April 16, 1999, between Pactuco Acquisition, Inc. and Gowing Leasing Company

    10.70-- Tax Sharing Agreement, dated as of December 17, 1992, between Ivex and IPC and certain of IPC's subsidiaries

   *13   -- Annual Report to Securityholders for the year ended December 31, 2000

   *21.1 -- Subsidiaries of Ivex

   *23.1 -- Consent of PricewaterhouseCoopers LLP


(1) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

*    Filed herewith.