Form 10-Q
period 2001-03-31
IVEX PACKAGING CORP /DE/
filed 2001-05-11
CIK 900367

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 --------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 --------------


For the Quarter Ended March 31, 2001             Commission File Number 33-60714

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

     At May 9, 2001, there were 20,327,662 shares of common stock, par value $0.01 per share, outstanding.




================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                            ASSETS                                     MARCH 31,        DECEMBER 31,
                                                                         2001              2000
                                                                       ---------        -----------
Current Assets:
   Cash and cash equivalents ..................................        $   4,492         $   5,212
   Accounts receivable trade, net of allowance ................           94,626            96,545
   Inventories ................................................           94,416            89,848
   Prepaid expenses and other .................................            5,972             5,762
                                                                       ---------         ---------
     Total current assets .....................................          199,506           197,367
                                                                       ---------         ---------
Property, Plant and Equipment:
   Buildings and improvements .................................           67,541            67,029
   Machinery and equipment ....................................          350,385           347,742
   Construction in progress ...................................           24,080            23,076
                                                                       ---------         ---------
                                                                         442,006           437,847
   Less - accumulated depreciation ............................         (210,261)         (203,379)
                                                                       ---------         ---------
                                                                         231,745           234,468
   Land .......................................................           12,439            12,301
                                                                       ---------         ---------
     Total property, plant and equipment ......................          244,184           246,769
                                                                       ---------         ---------
Other Assets:
   Goodwill, net of accumulated amortization ..................           93,890            94,063
   Management receivable ......................................            9,390             9,664
   Miscellaneous ..............................................           45,303            44,900
                                                                       ---------         ---------
     Total other assets .......................................          148,583           148,627
                                                                       ---------         ---------
Total Assets ..................................................        $ 592,273         $ 592,763
                                                                       =========         =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt .....................        $  25,722         $  25,078
   Accounts payable and accrued invoices ......................           53,944            67,975
   Accrued salary and wages ...................................            6,340             7,901
   Self insurance reserves ....................................            6,266             7,221
   Accrued rebates and discounts ..............................            2,181             5,752
   Accrued interest ...........................................            3,530             4,344
   Other accrued expenses .....................................           18,363            19,735
                                                                       ---------         ---------
     Total current liabilities ................................          116,346           138,006
                                                                       ---------         ---------
Long-Term Debt ................................................          355,912           336,087
                                                                       ---------         ---------
Other Long-Term Liabilities ...................................           26,447            22,211
                                                                       ---------         ---------
Deferred Income Taxes .........................................           15,805            16,862
                                                                       ---------         ---------
Commitments and Contingencies (Note 6)
                                                                       ---------         ---------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,947,269 shares issued; 20,322,661 and
     20,321,994 shares outstanding ............................              209               209
   Paid in capital in excess of par value .....................          339,385           339,382
   Accumulated deficit ........................................         (241,882)         (246,076)
   Treasury stock, at cost ....................................           (5,122)           (5,094)
   Accumulated other comprehensive loss .......................          (14,827)           (8,824)
                                                                       ---------         ---------
     Total stockholders' equity ...............................           77,763            79,597
                                                                       ---------         ---------
Total Liabilities and Stockholders' Equity ....................        $ 592,273         $ 592,763
                                                                       =========         =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2001              2000
                                                     ----              ----

Net sales ..................................     $    159,487      $    181,512
Cost of goods sold .........................          128,309           144,162
                                                 ------------      ------------
Gross profit ...............................           31,178            37,350
                                                 ------------      ------------
Operating expenses:
   Selling .................................            7,226             9,319
   Administrative ..........................           10,172            11,459
   Amortization of intangibles .............              871               851
                                                 ------------      ------------
   Total operating expenses ................           18,269            21,629
                                                 ------------      ------------
Income from operations .....................           12,909            15,721
Other income (expense):
   Interest expense ........................           (6,495)           (9,073)
   Other ...................................               38                78
                                                 ------------      ------------
Income before income taxes .................            6,452             6,726
Income tax provision .......................            2,258             2,489
                                                 ------------      ------------
Net income .................................     $      4,194      $      4,237
                                                 ============      ============

Earnings per share:
   Basic:
      Net income ...........................     $       0.21      $       0.21
                                                 ============      ============
      Weighted average shares outstanding ..       20,321,187        20,498,183
                                                 ============      ============

   Diluted:
      Net income ...........................     $       0.21      $       0.21
                                                 ============      ============
      Weighted average shares outstanding ..       20,395,225        20,498,354
                                                 ============      ============





         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)

                                                                                   Paid in
                                                            Common Stock           Capital
                                                         ------------------      In Excess of     Accumulated     Treasury
                                                         Shares      Amount       Par Value         Deficit        Stock
                                                         ------      ------       ---------         -------        -----
Balance at December 31, 1999                           20,793,469    $   209      $ 339,354        $(286,400)     $ (1,216)
   Net income.......................................                                                  40,324
   Employee stock purchase plan.....................       76,325                        28                            618
   Purchase treasury stock..........................     (547,800)                                                  (4,496)
   Other comprehensive loss ........................
   Comprehensive income ............................
                                                       ----------    -------      ---------        ---------      --------
Balance at December 31, 2000........................   20,321,994        209        339,382         (246,076)       (5,094)
   Net income.......................................                                                   4,194
   Employee stock purchase plan.....................       14,067                         3                            115
   Purchase treasury stock..........................      (13,400)                                                    (143)
   Foreign currency translation adjustments.........
   Derivatives......................................
   Comprehensive income ............................
                                                       ----------    -------      ---------        ---------      --------
Balance at March 31, 2001...........................   20,322,661    $   209      $ 339,385        $(241,882)     $ (5,122)
                                                       ==========    =======      =========        =========      ========
                                                      Accumulated
                                                        Other
                                                     Comprehensive   Stockholders'    Comprehensive
                                                         Loss           Equity        Income (Loss)
                                                     -------------   -------------    -------------
Balance at December 31, 1999                           $   (6,639)      $45,308
   Net income.......................................                     40,324         $  40,324
   Employee stock purchase plan.....................                        646
   Purchase treasury stock..........................                     (4,496)
   Other comprehensive loss ........................       (2,185)       (2,185)           (2,185)
                                                                                        ---------
   Comprehensive income ............................                                    $  38,139
                                                       ----------       -------         =========
Balance at December 31, 2000........................       (8,824)       79,597
   Net income.......................................                      4,194         $   4,194
   Employee stock purchase plan.....................                        118
   Purchase treasury stock..........................                       (143)
   Foreign currency translation adjustments.........       (3,358)       (3,358)           (3,358)
   Derivatives......................................       (2,645)       (2,645)           (2,645)
                                                                                        ---------
   Comprehensive loss ..............................                                    $  (1,809)
                                                       ----------       -------         =========
Balance at March 31, 2001...........................   $  (14,827)      $77,763
                                                       ==========       =======



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                           2001            2000
                                                                           ----            ----
Cash flows from operating activities:
   Net income ......................................................     $  4,194        $  4,237
     Adjustments to reconcile net income to net cash (used by) from operating activities:
       Depreciation of properties ..................................        8,580           9,907
       Amortization of intangibles and debt issue costs ............        1,105           1,115
       Non-cash loss from equity investments .......................          (38)            (78)
       Non-cash interest income ....................................         (481)           (432)
       Deferred income taxes .......................................                        1,700
     Change in operating assets and liabilities:
       Accounts receivable .........................................        2,076          (5,138)
       Inventories .................................................       (3,367)        (12,105)
       Prepaid expenses and other assets ...........................         (591)            185
       Accounts payable and accrued invoices .......................      (14,875)          6,682
       Accrued expenses and other liabilities ......................       (8,529)           (571)
                                                                         --------        --------
     Net cash (used by) from operating activities ..................      (11,926)          5,502
                                                                         --------        --------
Cash flows from financing activities:
   Payment of debt .................................................       (4,698)         (6,680)
   Proceeds from revolving credit facility .........................       25,400          16,700
   Purchase of treasury stock ......................................         (143)         (3,632)
   Payment of debt issue costs and other ...........................          270            (872)
                                                                         --------        --------
     Net cash from financing activities ............................       20,829           5,516
                                                                         --------        --------
Cash flows used by investing activities:
   Purchase of property, plant and equipment .......................       (5,825)         (8,528)
   Acquisitions ....................................................       (4,827)
   Other, net ......................................................        1,029              16
                                                                         --------        --------
     Net cash used by investing activities .........................       (9,623)         (8,512)
                                                                         --------        --------
Net increase (decrease) in cash and cash equivalents ...............         (720)          2,506
Cash and cash equivalents at beginning of period ...................        5,212           5,824
                                                                         --------        --------
Cash and cash equivalents at end of period .........................     $  4,492        $  8,330
                                                                         ========        ========

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest ......................................................     $  7,849        $  7,732
     Income taxes ..................................................        2,447           1,816






         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

     In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

     The Company's accounting and reporting policies are summarized in Note 2 to the consolidated financial statements of the Ivex Form 10-K.

Accounts Receivable

     Accounts receivable at March 31, 2001 and December 31, 2000 consist of the following:

                                                               March 31,        December 31,
                                                                 2001              2000
                                                                 ----              ----
     Accounts receivable...................................     $96,899          $ 99,029
     Less - Allowance for doubtful accounts................      (2,273)           (2,484)
                                                                -------          --------
                                                                $94,626          $ 96,545
                                                                =======          ========

   Inventories

     Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                                                March 31,       December 31,
                                                                 2001              2000
                                                                 ----              ----
     Raw materials.........................................     $50,168          $ 41,167
     Finished goods........................................      44,248            48,681
                                                                -------          --------
                                                                $94,416          $ 89,848
                                                                =======          ========

     Inventories are stated at the lower of cost or market using the first-in, first-out method to determine the cost of raw materials and finished goods. Such cost includes raw materials, direct labor and manufacturing overhead.

Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income by the number of common shares outstanding, including common stock equivalent shares, issued upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issued upon exercise of outstanding stock options.

Equity Investments

     The Company has investments in a number of affiliates. Affiliated companies in which Ivex does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings of these affiliates is included in income as earned.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of other comprehensive income (loss) were as follows:

                                                     March 31,   March 31,
                                                       2001        2000
                                                       ----        ----

     Foreign currency translation adjustments.....  $  (3,358)    $   211
     Derivatives..................................     (2,645)
                                                    ---------     -------
     Other comprehensive income (loss) ...........  $  (6,003)    $   211
                                                    =========     =======

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The effect of adopting SFAS 133 at January 1, 2001 was immaterial.

     The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding.

     The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $4,069 as of March 31, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instruments, net of tax, was recorded in other comprehensive income/loss during the first quarter of 2001.

     During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as cash flow hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period.

NOTE 3 - LONG TERM DEBT

     At March 31, 2001 and December 31, 2000, the long-term debt of the Company was as follows:

                                                        March 31,   December 31,
                                                          2001         2000
                                                          ----         ----

     Senior credit facility...........................  $ 345,254    $ 324,493
     Industrial revenue bonds.........................     35,070       35,093
     Other ...........................................      1,310        1,579
                                                        ---------    ---------
           Total debt outstanding.....................    381,634      361,165
     Less - Current installments of long-term debt....    (25,722)     (25,078)
                                                        ---------    ---------
     Long-term debt...................................  $ 355,912    $ 336,087
                                                        =========    =========


NOTE 4 - REPORTING SEGMENTS

     In connection with the sale of the Company's Specialty Coating business during 2000, Ivex realigned its operating segments based on management decisions as to resource allocation. The Consumer Packaging group now includes the medical and electronics product group, leaving the Company's Protective Packaging product group as a separate operating segment. All historical information has been restated to reflect the realignment.

The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:
                                                         Quarter Ended
                                                            March 31,
                                                   --------------------------
                                                      2001            2000
                                                   --------------------------
Net Sales:
       Consumer Packaging                          $  129,771      $  126,196
       Protective Packaging                            29,716          55,316
                                                   ----------      ----------
               Total                               $  159,487      $  181,512
                                                   ==========      ==========

Income Before Income Taxes:
      EBITDA:
               Consumer Packaging                  $   18,949      $   19,525
               Protective Packaging                     5,191           8,726
               Corporate                               (1,780)         (1,772)
                                                   ----------      ----------
                          Total                        22,360          26,479
       Depreciation expense                            (8,580)         (9,907)
       Amortization expense                              (871)           (851)
       Other income                                        38              78
       Interest expense                                (6,495)         (9,073)
                                                   ----------      ----------
                Income before income taxes         $    6,452      $    6,726
                                                   ==========      ==========

Purchase of Property, Plant and Equipment:
       Consumer Packaging                          $    4,375      $    7,187
       Protective Packaging                             1,224           1,530
       Corporate                                          226            (189)
                                                   ----------      ----------
            Total                                  $    5,825      $    8,528
                                                   ==========      ==========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - REPORTING SEGMENTS (CONTINUED)
                                              March 31,     December 31,
                                                2001            2000
                                            -----------     ------------
Total Assets:
             -
      Consumer Packaging                    $  484,488       $  487,684
      Protective Packaging                      83,297           85,293
      Corporate                                 24,488           19,786
                                            ----------       ----------
           Total                            $  592,273       $  592,763
                                            ==========       ==========

NOTE 5 - RESTRUCTURING CHARGE

     The reserves for restructuring charges are as follows:

                                            Medical and
                               Hollister    Electronics      Europe      Total
                               -------------------------------------------------
Balance at December 31, 2000    $ 1,571       $  162         $ 3,353    $ 5,086
   Payments/Reductions             (212)        ( 49)          ( 138)      (399)
   Adjustments                      150                         (150)         -
                                ------------------------------------------------

Balance at March 31, 2001       $ 1,509       $  113         $ 3,065    $ 4,687
                                ================================================

     The Company maintains restructuring reserves for future lease commitments at the closed Hollister, California manufacturing facility, severance cost associated with the management reorganization of the medical and electronics group and severance, contractual obligations and exit costs associated with terminating certain European operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company is party to litigation matters and claims, including environmental, which are normal in the course of its operations. Insurance coverage is maintained and estimated costs are recorded for items that are reasonably estimable. It is management's opinion that none of these matters will have a materially adverse effect on the Company's financial position.

     The Company has accrued approximately $1,155 and $1,335 relating to environmental matters at March 31, 2001 and December 31, 2000, respectively. The Company's environmental liabilities are not discounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be higher than the accrued liability. While the amount of ultimate costs associated with known environmental matters cannot be determined at this time, management believes, that absent any unforeseen future developments, these environmental matters will not have a material adverse effect on the Company. Although, no assurance can be given that additional issues relating to presently known sites or to other sites will not require additional investigation or expenditures.

NOTE 7 - ACQUISITIONS

     On January 19, 2001, Ivex acquired all of the stock of Chester Plastics Limited ("Chester") for cash payments of approximately $4,800, including the repayment of certain indebtedness and expenses associated with the acquisition. Chester manufactures plastic food packaging products from facilities located in Chester, Nova Scotia and Calgary, Alberta. Chester generated revenues of approximately $8,000 in 2000. The acquisition of Chester was financed through revolving credit borrowings under the Company's Senior Credit Facility (the "Senior Credit Facility") and was accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Net Sales

     The Company's net sales decreased by 12.1% during the first three months of 2001 over the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from the sale of the Specialty Coating business in May 2000 partially offset by the acquisition of Chester (aggregating approximately $23,143 net sales decrease during 2001 compared to 2000). The decrease was also partially offset by selling price increases in certain markets including extruded sheet and converted plastic and paper products for food applications. See additional discussion in "Operating Segments".

  Gross Profit

     The Company's gross profit decreased 16.5% during the first three months of 2001 compared to the corresponding period in the prior year primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $5,446 during the first quarter of 2000), slightly increased raw material costs and reduced overhead absorption as a result of lower unit volumes in certain markets including extruded sheet and medical and electronics packaging. Gross profit margin decreased to 19.5% during the first three months of 2001 compared to 20.6% during the first three months of 2000 primarily as a result of a weaker product mix due to lower volumes of extruded plastic sheet and raw material cost increases in most markets. Average plastic resin costs increased 5 to 8% during the first quarter of 2001 compared with the first quarter of 2000.

  Operating Expenses

     Selling and administrative expenses decreased 16.3% during the first three months of 2001 primarily as a result of the sale of the Specialty Coating business (Specialty Coating selling and administrative expenses were $2,888 during the first quarter of 2000), decreased incentive compensation and cost control initiatives in all businesses. As a percentage of net sales, selling and administrative expenses decreased to 10.9% during the first three months of 2001 compared to 11.4% during the same period in the prior year. The decrease as a percentage of net sales was primarily the result of the decreased selling and administrative expenses and increased selling prices.

     Amortization of intangibles during the first quarter of 2001 was consistent with the same period in 2000.

  Income from Operations

     Income from operations and operating margin were $12,909 and 8.1%, respectively, during the first three months of 2001 compared to income from operations and operating margin of $15,721 and 8.7%, respectively, during the first three months of 2000. The decrease in operating income is primarily the result of the sale of the Specialty Coating business. The Specialty Coating business income from operations was $2,558 during the first quarter of 2000. Excluding the effect of the sale of the Specialty Coating business, income from operations decreased consistent with the decreased gross profit.

  Interest Expense

     Interest expense during the first three months of 2001 was $6,495 compared to $9,073 during the same period in 2000. The decrease is primarily due to the debt repayment associated with the sale of the Specialty Coating business and decreased interest rates on borrowings (approximately 0.25% on the Company's Senior Credit Facility).

  Other Income (Expense)

     Other income primarily resulted from the Company's investments in which Ivex does not have a controlling interest. The Company's share of earnings of these investments during the first quarter of 2001 was consistent in all material respects with the same period in 2000.

  Income Taxes

     The Company's effective tax rate for the first three months of 2001 approximated 35% compared with 37% for the first three months of 2000. The decrease in effective tax rate reflects improved tax planning for the Company's operations in North America and the favorable effect of recent changes to reduce taxes on export sales.

  Net Income and Earnings per Share

     Net income and earnings per share were consistent during the first three months of 2001 compared to the prior year, reflecting reduced operating profit offset by reduced interest expense and income taxes.

OPERATING SEGMENTS

  Net Sales

     The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                            Three Months Ended March 31,
                                     -------------------------------------------
                                               (dollars in thousands)
                                                  % of                   % of
                                        2001    Net Sales      2000    Net Sales
                                     ---------  ---------   ---------  ---------
     Consumer Packaging ...........  $ 129,771       81.4   $ 126,196       69.5
     Protective Packaging .........     29,716       18.6      55,316       30.5
                                     ---------  ---------   ---------  ---------
                     Total ........  $ 159,487      100.0   $ 181,512      100.0
                                     =========  =========   =========  =========

     Consumer Packaging net sales increased by 2.8% during the first three months of 2001 compared to the corresponding period in 2000. The increase primarily resulted from increased selling price in certain markets including markets for extruded plastic sheet and domestic sales of converted plastic and paper products for food applications. The increase was partially offset by decreased unit sales of extruded plastic sheet (unit volume decrease in the extruded plastic sheet markets represented approximately $1,200) and decreased sales of medical and electronics packaging products during the first quarter of 2001 compared to the prior year (approximately $3,000).

     Protective Packaging net sales decreased by 46.3% during the first three months of 2001 from the corresponding period in 2000, primarily due to the sale of the Specialty Coating business (net sales for Specialty Coating were $24,817 in the first quarter of 2000). The remaining decrease resulted from lower unit volume of converted protective packaging products.

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

     The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:

                                            Three Months Ended March 31,
                                      ------------------------------------------
                                               (dollars in thousands)
                                                   % of                  % of
                                        2001     Net Sales    2000     Net Sales
                                      --------   ---------  --------   ---------
     Consumer Packaging ...........   $ 18,949     14.6     $ 19,525      15.5
     Protective Packaging .........      5,191     17.5        8,726      15.8
     Corporate Expense.............     (1,780)               (1,772)
                                      --------              --------   --------
        Total .....................   $ 22,360     14.0     $ 26,479      14.6
                                      ========              ========

     The Company's Adjusted EBITDA decreased 15.6% from $26,479 to $22,360 and EBITDA margin decreased from 14.6% to 14.0% during the first three months of 2001 compared to the same period in 2000. The 3.0%, or $576, decrease in Consumer Packaging EBITDA is primarily attributable to decreased unit sales volume of extruded sheet. The decrease in Protective Packaging EBITDA of 40.5%, or $3,535 is primarily due to the sale of the Specialty Coating business (Specialty Coating EBITDA was $3,391 during the first quarter of 2000).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and cash equivalents of $4,492 and availability of $40,007 under the revolving credit portion of its Senior Credit Facility. The Company's working capital at March 31, 2001 was $83,160. The increase in working capital from the prior period end primarily relates to the timing of payments to vendors, payments made under annual incentive programs to employees and annual rebate programs to certain customers.

     The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

     The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $18,380 in 2001, $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1,052 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of March 31, 2001, such rate was LIBOR plus 1.50%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of March 31, 2001, such rate for the Term B Loan was LIBOR plus 2.0%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

     The Company made capital expenditures of $5,825 and $8,528 in the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Company has capital projects ongoing in all major business groups. Capital spending for 2001 is expected to approximate $30,000.

     During the first three months of 2001, the Company made payments related to its restructuring reserves totaling $399. The remaining balance sheet reserve at March 31, 2001 related to restructuring charges was $4,687 representing $1,509 of future lease commitment at the Hollister facility, net of estimated sublease proceeds, $113 of severance cost associated with the management reorganization of the medical and electronics group and $3,065 of severance, contractual obligations and exit costs associated with terminating certain European operations.

     On January 19, 2001, Ivex acquired all of the stock of Chester for cash payments of approximately $4,800, including payment of existing debt and expenses associated with the acquisition. The acquisition of Chester was financed through revolving credit borrowings under the Senior Credit Facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in fair value of a derivative is required to be recorded during each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The Company adopted SFAS No. 133 during the first quarter of 2001; see footnote number 2 -- "Other Comprehensive Income". The effect of adopting SFAS 133 at January 1, 2001 was immaterial.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Exchange

     The Company periodically uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

  Interest Rates

     The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period. As of March 31, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

     The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has also entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $4,069 as of March 31, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended March 31, 2001, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters which arose during the quarter, either individually or in the aggregate, is material to Ivex or IPC.

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

May 9, 2001