Form 10-Q
period 2001-06-30
IVEX PACKAGING CORP /DE/
filed 2001-08-10
CIK 900367

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  ------------


For the Quarter Ended June 30, 2001              Commission File Number 33-60714

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

     At August 10, 2001, there were 20,440,481 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                    JUNE 30,      DECEMBER 31,
                                                                       2001            2000
                                                                       ----            ----
Current Assets:
   Cash and cash equivalents ..................................      $   3,984       $   5,212
   Accounts receivable trade, net of allowance ................         95,194          96,545
   Inventories ................................................         88,091          89,848
   Prepaid expenses and other .................................          7,534           5,762
                                                                     ---------       ---------
     Total current assets .....................................        194,803         197,367
                                                                     ---------       ---------
Property, Plant and Equipment:
   Buildings and improvements .................................         67,964          67,029
   Machinery and equipment ....................................        356,396         347,742
   Construction in progress ...................................         23,462          23,076
                                                                     ---------       ---------
                                                                       447,822         437,847
   Less - accumulated depreciation ............................       (219,344)       (203,379)
                                                                     ---------       ---------
                                                                       228,478         234,468
   Land .......................................................         12,468          12,301
                                                                     ---------       ---------
     Total property, plant and equipment ......................        240,946         246,769
                                                                     ---------       ---------
Other Assets:
   Goodwill, net of accumulated amortization ..................         92,934          94,063
   Management receivable ......................................          8,244           9,664
   Miscellaneous ..............................................         42,527          44,900
                                                                     ---------       ---------
     Total other assets .......................................        143,705         148,627
                                                                     ---------       ---------
Total Assets ..................................................      $ 579,454       $ 592,763
                                                                     =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt .....................      $  20,956       $  25,078
   Accounts payable and accrued invoices ......................         43,700          67,975
   Accrued salary and wages ...................................          7,416           7,901
   Self insurance reserves ....................................          5,355           7,221
   Accrued rebates and discounts ..............................          3,690           5,752
   Accrued interest ...........................................          3,625           4,344
   Other accrued expenses .....................................         15,718          19,735
                                                                     ---------       ---------
     Total current liabilities ................................        100,460         138,006
                                                                     ---------       ---------
Long-Term Debt ................................................        359,351         336,087
                                                                     ---------       ---------
Other Long-Term Liabilities ...................................         19,456          22,211
                                                                     ---------       ---------
Deferred Income Taxes .........................................         17,508          16,862
                                                                     ---------       ---------
Commitments and Contingencies (Note 6).........................
                                                                     ---------       ---------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
     20,981,774 shares issued; 20,357,315 and
     20,321,994 shares outstanding ............................            210             209
   Paid in capital in excess of par value .....................        339,779         339,382
   Accumulated deficit ........................................       (235,250)       (246,076)
   Treasury stock, at cost ....................................         (5,194)         (5,094)
   Accumulated other comprehensive loss .......................        (16,866)         (8,824)
                                                                     ---------       ---------
     Total stockholders' equity ...............................         82,679          79,597
                                                                     ---------       ---------
Total Liabilities and Stockholders' Equity ....................      $ 579,454       $ 592,763
                                                                     =========       =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Quarter Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                              -------------------------------       -------------------------------
                                                                  2001               2000               2001               2000
                                                                  ----               ----               ----               ----
Net sales ..............................................      $    170,606       $    188,978       $    330,093       $    370,490
Cost of goods sold .....................................           134,451            151,361            262,760            295,523
                                                              ------------       ------------       ------------       ------------
Gross profit ...........................................            36,155             37,617             67,333             74,967
                                                              ------------       ------------       ------------       ------------
Operating expenses:
   Selling .............................................             8,074              8,911             15,300             18,230
   Administrative ......................................            10,746             10,593             20,918             22,052
   Amortization of intangibles .........................               873                963              1,744              1,814
   Restructuring charge ................................                                4,000                                 4,000
                                                              ------------       ------------       ------------       ------------
   Total operating expenses ............................            19,693             24,467             37,962             46,096
                                                              ------------       ------------       ------------       ------------
Income from operations .................................            16,462             13,150             29,371             28,871
Other income (expense):
   Interest expense ....................................            (6,708)            (8,698)           (13,203)           (17,771)
    Joint venture income (loss) ........................               390             (1,858)               502             (1,780)
    Loss on joint venture ..............................            (1,410)                               (2,210)
    Gain on sale .......................................             1,472             42,150              2,198             42,150
                                                              ------------       ------------       ------------       ------------
Income before income taxes .............................            10,206             44,744             16,658             51,470
Income tax provision ...................................             3,574             20,431              5,832             22,920
                                                              ------------       ------------       ------------       ------------
Net income .............................................      $      6,632       $     24,313       $     10,826       $     28,550
                                                              ============       ============       ============       ============
Earnings per share:
   Basic:
      Net income .......................................      $       0.33       $       1.20       $       0.53       $       1.40
                                                              ============       ============       ============       ============
      Weighted average shares outstanding ..............        20,332,928         20,322,469         20,327,090         20,410,326
                                                              ============       ============       ============       ============
   Diluted:
      Net income .......................................      $       0.32       $       1.20       $       0.53       $       1.40
                                                              ============       ============       ============       ============
      Weighted average shares outstanding ..............        20,509,361         20,323,018         20,459,430         20,410,875
                                                              ============       ============       ============       ============



         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                        Paid in                            Accumulated
                                      Common Stock      Capital                               Other
                                   ------------------ In Excess of  Accumulated  Treasury  Comprehensive Stockholders' Comprehensive
                                     Shares    Amount  Par Value      Deficit      Stock       Loss         Equity     Income (Loss)
                                     ------    ------  ---------      -------      -----       ----         ------     -------------

Balance at December 31, 1999 ....  20,793,469  $  209 $    339,354 $   (286,400) $ (1,216)  $    (6,639)  $    45,308
 Net income .....................                                        40,324                                40,324  $    40,324
 Employee stock purchase plan ...      76,325                   28                    618                         646
 Purchase treasury stock ........    (547,800)                                     (4,496)                     (4,496)
 Other comprehensive loss .......                                                                (2,185)       (2,185)      (2,185)
                                                                                                                       -----------
 Comprehensive income ...........                                                                                      $    38,139
                                   ----------  ------ ------------ ------------  --------   -----------   -----------  ===========
Balance at December 31, 2000 ....  20,321,994     209      339,382     (246,076)   (5,094)       (8,824)       79,597

 Net income .....................                                        10,826                                10,826  $    10,826
 Employee stock purchase plan ...      28,316                   16                    234                         250
 Purchase treasury stock ........     (27,500)                                       (334)                       (334)
 Exercise of common stock
   options ......................      34,505       1          381                                                382
 Other comprehensive loss
   - Exchange ...................                                                                (5,099)       (5,099)      (5,099)
 Other comprehensive loss
   - Derivatives.................                                                                (2,943)       (2,943)      (2,943)
                                                                                                                       -----------
 Comprehensive income ...........                                                                                      $     2,784
                                   ----------  ------ ------------ ------------  --------   ------------  -----------  ===========
Balance at June 30, 2001 ........  20,357,315  $  210 $    339,779 $   (235,250) $ (5,194)  $   (16,866)  $    82,679
                                   ==========  ====== ============ ============  ========   ===========   ===========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                            2001           2000
                                                                            ----           ----
Cash flows from operating activities:
   Net income ......................................................     $  10,826      $  28,550
      Adjustments to reconcile net income to net cash used by
            operating activities:
        Depreciation of properties .................................        17,387         19,925
        Amortization of intangibles and debt issue costs ...........         2,225          2,334
        Gain on sale and other income ..............................          (490)       (40,370)
        Non-cash interest income ...................................          (982)          (876)
        Non-cash restructuring charge ..............................                        3,489
        Deferred income taxes ......................................         1,797         17,938
     Change in operating assets and liabilities:
       Accounts receivable .........................................          (712)       (14,583)
       Inventories .................................................         3,238        (15,974)
       Prepaid expenses and other assets ...........................        (1,807)        (1,583)
       Accounts payable and accrued invoices .......................       (25,159)         6,084
       Accrued expenses and other liabilities ......................       (11,164)        (7,200)
                                                                         ---------      ---------
     Net cash used by operating activities .........................        (4,841)        (2,266)
                                                                         ---------      ---------
Cash flows (used by) financing activities:
   Payment of debt .................................................        (9,396)       (90,368)
   Proceeds from revolving credit facility .........................        28,900         10,100
   Purchase of treasury stock ......................................          (334)        (3,632)
   Other, net ......................................................           646             20
                                                                         ---------      ---------
     Net cash from (used by) financing activities ..................        19,816        (83,880)
                                                                         ---------      ---------
Cash flows from (used by) investing activities:
   Purchase of property, plant and equipment .......................       (11,435)       (21,212)
   (Acquisitions) divestitures, net of cash acquired ...............        (4,827)       110,620
   Other, net ......................................................            59           (369)
                                                                         ---------      ---------
     Net cash from (used by) investing activities ..................       (16,203)        89,039
                                                                         ---------      ---------
Net increase (decrease) in cash and cash equivalents ...............        (1,228)         2,893
Cash and cash equivalents at beginning of period ...................         5,212          5,824
                                                                         ---------      ---------
Cash and cash equivalents at end of period .........................     $   3,984      $   8,717
                                                                         =========      =========

Supplemental cash flow disclosures: Cash paid during the period for:
     Interest ......................................................     $  14,723      $  18,152
     Income taxes ..................................................         5,496          3,777



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

     Accounts Receivable

     Accounts receivable at June 30, 2001 and December 31, 2000 consist of the following:

                                                                    June 30,        December 31,
                                                                      2001             2000
                                                                      ----             ----
     Accounts receivable...................................        $  97,135        $   99,029
     Less - Allowance for doubtful accounts................           (1,941)           (2,484)
                                                                   ---------        ----------
                                                                   $  95,194        $   96,545
                                                                   =========        ==========

     Inventories

     Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                                                                   June 30,        December 31,
                                                                     2001              2000
                                                                     ----              ----
     Raw materials.........................................        $  46,634        $   41,167
     Finished goods........................................           41,457            48,681
                                                                   ---------        ----------
                                                                   $  88,091        $   89,848
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

     The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has invested approximately $2,600 in this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of other comprehensive income (loss) were as follows:

                                                                         June 30,        June 30,
                                                                          2001             2000
                                                                          ----             ----
     Foreign currency translation adjustments.....................     $   (5,099)       $    (395)
     Derivatives..................................................         (2,943)
                                                                       ----------        ---------
     Other comprehensive loss.....................................     $   (8,042)       $    (395)
                                                                       ==========        =========

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The effect of adopting SFAS 133 at January 1, 2001 was immaterial.

     The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of June 30, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding.

     The Company has interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company also has no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $4,527 as of June 30, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instruments, net of tax, was recorded in other comprehensive income/loss during the first six months of 2001.

     On July 23, 2001, the Company entered into interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. Also on July 23, 2001, the Company entered into interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. These derivatives will be accounted for as hedges and income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements

     During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as cash flow hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period.

NOTE 3 - LONG TERM DEBT

     At June 30, 2001 and December 31, 2000, the long-term debt of the Company was as follows:

                                                                        June 30,        December 31,
                                                                          2001             2000
                                                                          ----             ----

     Senior credit facility.......................................     $  344,115        $ 324,493
     Industrial revenue bonds.....................................         35,047           35,093
     Other .......................................................          1,145            1,579
                                                                       ----------        ---------
         Total debt outstanding.................................          380,307          361,165
     Less - Current installments of long-term debt................        (20,956)         (25,078)
                                                                       ----------        ---------
     Long-term debt...............................................     $  359,351        $ 336,087
                                                                       ==========        =========

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

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:


                                                            Quarter Ended                    Six Months Ended
                                                               June 30,                          June 30,
                                                   ------------------------------      ----------------------------
                                                        2001             2000               2001         2000
                                                   ------------      ------------      ------------    ------------
Net Sales:
       Consumer Packaging                          $    140,779      $    142,714      $    270,550    $    268,910
       Protective Packaging                              29,827            46,264            59,543         101,580
                                                   ------------      ------------      ------------    ------------
               Total                               $    170,606      $    188,978      $    330,093    $    370,490
                                                   ============      ============      ============    ============

Income Before Income Taxes:
      EBITDA:
               Consumer Packaging                  $     24,253      $     24,215      $     43,203    $     43,739
               Protective Packaging                       4,201             5,994             9,392          14,720
               Corporate                                 (2,313)           (2,078)           (4,093)         (3,849)
                                                   ------------      ------------      ------------    ------------
                          Total                          26,141            28,131            48,502          54,610
       Depreciation expense                              (8,806)          (10,018)          (17,387)        (19,925)
       Amortization expense                                (873)             (963)           (1,744)         (1,814)
       Interest expense                                  (6,708)           (8,698)          (13,203)        (17,771)
       Restructuring charge                                                (4,000)                           (4,000)
       Gain on sale and other income                        452            40,292               490          40,370
                                                   ------------      ------------      ------------    ------------
                Income before income taxes         $     10,206      $     44,744      $     16,658    $     51,470
                                                   ============      ============      ============    ============

Purchase of Property, Plant and Equipment:
       Consumer Packaging                          $      4,100      $     10,610      $      8,475    $     17,797
       Protective Packaging                                 822             1,138             2,046           2,668
       Corporate                                            687               936               914             747
                                                   ------------      ------------      ------------    ------------
            Total                                  $      5,609      $     12,684      $     11,435    $     21,212
                                                   ============      ============      ============    ============

                                                                  June 30,       December 31,
                                                                    2001             2000
                                                              ---------------  ---------------
Total Assets:
      Consumer Packaging                                        $   473,048      $   487,684
      Protective Packaging                                           82,801           85,293
      Corporate                                                      23,605           19,786
                                                             ----------------  ---------------
           Total                                                $   579,454     $    592,763
                                                             ================   ==============

NOTE 5 - RESTRUCTURING CHARGE

       The reserves for restructuring charges are as follows:


                                                     Medical and
                                       Hollister      Electronics          Europe            Total
                                    ------------     ------------      -------------    --------------
Balance at December 31, 2000         $  1,571         $   162          $     3,353        $   5,086
   Additions                                                                   359              359
   Payments/Reductions                   (410)           (142)                (742)          (1,294)
   Adjustments                            150                                 (150)               -
                                    ------------     ------------      -------------    --------------

Balance at June 30, 2001            $   1,311         $    20          $     2,820        $   4,151
                                    ============     ============      =============   ===============

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

         The Company has accrued approximately $1,107 and $1,335 relating to environmental matters at June 30, 2001 and December 31, 2000, respectively. The Company's environmental liabilities are not discounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be higher than the accrued liability. While the amount of ultimate costs associated with known environmental matters cannot be determined at this time, management believes, that absent any unforeseen future developments, these environmental matters will not have a material adverse effect on the Company. Although, no assurance can be given that additional issues relating to presently known sites or to other sites will not require additional investigation or expenditures.

NOTE 7 - ACQUISITIONS AND DIVESTITURES

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

         On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. The Specialty Coating business was part of the Company's former Technical Packaging operating segment and included the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90,000 in 1999 and $45,000 through the date of sale in 2000. The Company is subject to certain indemnities and obligations under the terms of the sales contract. During 2001, certain indemnities and closing balance sheet obligations were resolved, and accordingly, the gain accounting was adjusted.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net Sales

        The Company's net sales decreased by 9.7% during the second quarter of 2001 over the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from the sale of the Specialty Coating business in May 2000 partially offset by the acquisition of Chester (the net effect of these two transactions aggregated approximately $13,172 net sales decrease during 2001 compared to 2000). The decrease was also the result of decreased sales of electronics packaging due primarily to continued poor industry trends. See additional discussion in "Operating Segments".

     Gross Profit

        The Company's gross profit decreased 3.9% during the second quarter of 2001 compared to the corresponding period in the prior year primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $2,518 during the second quarter of 2000), partially offset by reduced labor and overhead expenses. Gross profit margin increased to 21.2% during the second quarter of 2001 compared to 19.9% during the second quarter of 2000 primarily as a result of the current period's favorable product mix resulting from the sale of the Specialty Coating business and reduced labor and overhead expenses. Average plastic resin costs started to decrease slightly during the second quarter of 2001 compared with the second quarter of 2000.

     Operating Expenses

        Selling and administrative expenses decreased 3.5% during the second quarter of 2001 primarily as a result of the sale of the Specialty Coating business (Specialty Coating selling and administrative expenses were $1,697 during the second quarter of 2000), partially offset by increased incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 11.0% during the second quarter of 2001 compared to 10.3% during the same period in the prior year. The increase as a percentage of net sales was primarily the result of the increased selling and administrative expenses (excluding the effect of the sale of the Specialty Coating business) and slightly decreased selling prices in certain businesses.

        Amortization of intangibles during the second quarter of 2001 decreased slightly compared to the second quarter of 2000 primarily as a result of the sale of the Specialty Coating business.

         During 2000, Ivex recorded a restructuring charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European converting operations and the additional charges incurred for the consolidation of the Sparks, Nevada facility. During 2000, the Company recorded expense of $2,600 related to facility exit costs associated with closing certain European operations. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete during 2001. Additionally, the Company recognized an asset impairment of $194 in connection with the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge consisted of severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility. The closure of the Sparks, Nevada facility was part of a reorganization of the medical and electronics product group.

     Income from Operations

        Income from operations and operating margin were $16,462 and 9.6%, respectively, during the second quarter of 2001 compared to income from operations and operating margin of $13,150 and 7.0%, respectively, during the second quarter of 2000. The increase in operating income was primarily the result of the 2000 Restructuring Charge partially offset by the sale of the Specialty Coating business. Excluding the effect of the 2000 Restructuring Charge and the sale of the Specialty Coating business, income from operations and operating margin were $16,356 and 9.4%, respectively for the second quarter of 2000.

     Interest Expense

        Interest expense during the second quarter of 2001 was $6,708 compared to $8,698 during the same period in 2000. The decrease is primarily due to the debt repayment associated with the sale of the Specialty Coating business and decreased interest rates on borrowings (approximately 0.48% on the Company's Senior Credit Facility).

    Other Income (Expense)

        Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The increase during the second quarter of 2001 compared with the second quarter of 2000 is primarily the result of the significant charges recorded during the second quarter of 2000. During the quarter ended June 30, 2000, Packaging Holdings, L.L.C. recorded a provision for one large customer account and for severance costs resulting from an operational management restructuring (the "Packaging Holdings Charges"). The Company's share of the Packaging Holdings Charges was $2,123.

        The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has invested approximately $2,600 in this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

          On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. During 2001, certain indemnities and closing balance sheet obligations were resolved, and accordingly, the gain accounting was adjusted.

     Income Taxes

        The Company's effective tax rate for the second quarter of 2001 approximated 35% compared with 46% for the second quarter of 2000. The decrease in effective tax rate primarily reflects a higher effective rate on the gain on the sale of the Specialty Coating business during 2000, partially due to the non-deductibility for income tax purposes of certain goodwill disposed of as part of the sale of the Specialty Coating business, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge.

    Net Income and Earnings per Share

        Net income decreased to $6,632 during the second quarter of 2001 compared to net income of $24,313 in the prior year. The decrease is primarily the result of the gain on sale of the Specialty Coating business recorded during the second quarter of 2000. Diluted earnings per share decreased to $0.32 during the second quarter of 2001 compared to earnings per share of $1.20 during the second quarter of 2000. Excluding the after-tax effect of the gain on the sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.06 per share), earnings per share were $0.27 during the second quarter of 2000. The increase in adjusted earnings per share compared to the first six months of 2000 is primarily due to the reduced interest expense.

OPERATING SEGMENTS

     Net Sales

        The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:


                                                               Three Months Ended June 30,
                                               ------------------------------------------------------
                                                              (dollars in thousands)
                                                                 % of                        % of
                                                    2001       Net Sales        2000       Net Sales
                                               -------------  ----------     ----------    ----------
        Consumer Packaging ................    $  140,779          82.5       $ 142,714       75.5
        Protective Packaging ..............        29,827          17.5          46,264       24.5
                                               ----------     ----------     ----------    ----------
                        Total .............    $  170,606         100.0       $ 188,978      100.0
                                               ==========     ==========     ==========    ==========

        Consumer Packaging net sales decreased by 1.4% during the second quarter of 2001 compared to the corresponding period in 2000. The decrease primarily resulted from decreased sales of electronics packaging products (approximately $4,400), selling price reductions in certain markets including markets for extruded plastic sheet and film and decreased sales of converted products in Continental Europe as this business is transferred to a minority owned joint venture. The decrease was partially offset by increased sales of converted products primarily associated with the Company's Canadian converting operations (approximately $3,500, which includes the first quarter 2001 acquisition of Chester).

        Protective Packaging net sales decreased by 35.5% during the second quarter of 2001 from the corresponding period in 2000, primarily due to the sale of the Specialty Coating business (net sales for Specialty Coating were $15,668 in the second quarter of 2000). The remaining decrease primarily resulted from lower selling price for the Company's manufactured paper.

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

        The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:


                                                        Three Months Ended June 30,
                                            ---------------------------------------------------
                                                        (dollars in thousands)
                                                            % of                        % of
                                             2001         Net Sales        2000       Net Sales
                                           ----------     ---------     ----------    ---------
        Consumer Packaging .............   $  24,253         17.2       $  24,215        17.0
        Protective Packaging ...........       4,201         14.1           5,994        13.0
        Corporate Expense...............      (2,313)                      (2,078)
                                           ----------                   ----------
           Total .......................   $  26,141         15.3       $   28,131       14.9
                                           ==========                   ==========

        The Company's Adjusted EBITDA decreased 7.1% from $28,131 to $26,141 and EBITDA margin increased from 14.9% to 15.3% during the second quarter of 2001 compared to the same period in 2000. Consumer Packaging EBITDA was comparable for the quarter as decreased earnings associated with reduced volume of electronics packaging products was offset by improved gross margin on converted products for food applications. The decrease in Protective Packaging EBITDA of 29.9%, or $1,793 is primarily due to the sale of the Specialty Coating business (Specialty Coating EBITDA was $1,288 during the second quarter of 2000).

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Net Sales

        The Company's net sales decreased by 10.9% during the first six months of 2001 over the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from the sale of the Specialty Coating business in May 2000 (approximately $40,485 net sales decrease during 2001 compared to 2000). See additional discussion in "Operating Segments".

     Gross Profit

        The Company's gross profit decreased 10.2% during the first six months of 2001 compared to the corresponding period in the prior year primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $7,964 during the first six months of 2000). Gross profit margin increased slightly to 20.4% during the first six months of 2001 compared to 20.2% during the first six months of 2000.

     Operating Expenses

        Selling and administrative expenses decreased 10.1% during the first six months of 2001 primarily as a result of the sale of the Specialty Coating business (Specialty Coating selling and administrative expenses were $4,509 during the first six months of 2000). As a percentage of net sales, selling and administrative expenses increased to 11.0% during the first six months of 2001 compared to 10.9% during the same period in the prior year.

        Amortization of intangibles during the first six months of 2001 decreased slightly compared to the first six months of 2000 primarily as a result of the sale of the Specialty Coating business.

         During 2000, Ivex recorded the 2000 Restructuring Charge of $4,000. During 2000, the Company recorded expense of $2,600 related to facility exit costs associated with closing certain European operations. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations, which the Company expects to complete during 2001. Additionally, the Company recognized an asset impairment of $194 in connection with the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge consisted of severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility. The closure of the Sparks, Nevada facility was part of a reorganization of the medical and electronics product group.

     Income from Operations

        Income from operations and operating margin were $29,371 and 8.9%, respectively, during the first six months of 2001 compared to income from operations and operating margin of $28,871 and 7.8%, respectively, during the first six months of 2000. The increase in operating income was primarily the result of the 2000 Restructuring Charge partially offset by the sale of the Specialty Coating business. Excluding the effect of the 2000 Restructuring Charge and the sale of the Specialty Coating business, income from operations and operating margin were $29,518 and 8.9%, respectively for the second quarter of 2000.

     Interest Expense

        Interest expense during the first six months of 2001 was $13,203 compared to $17,771 during the same period in 2000. The decrease is primarily due to the debt repayment associated with the sale of the Specialty Coating business and decreased interest rates on borrowings (approximately 0.36% on the Company's Senior Credit Facility).

    Other Income (Expense)

        Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The increase during the first six months of 2001 compared with the first six months of 2000 is primarily the result of the significant charges recorded during the second quarter of 2000. During the quarter ended June 30, 2000, Packaging Holdings, L.L.C. recorded the Packaging Holdings Charges. The Company's share of the Packaging Holdings Charges was $2,123.

        The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has invested approximately $2,600 in this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

          On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. During 2001, certain indemnities and closing balance sheet obligations were resolved, and accordingly, the gain accounting was adjusted.

     Income Taxes

        The Company's effective tax rate for the first six months of 2001 approximated 35% compared with 45% for the first six months of 2000. The decrease in effective tax rate primarily reflects a higher effective rate on the gain on the sale of the Specialty Coating business during 2000, partially due to the non-deductibility for income tax purposes of certain goodwill disposed of as part of the sale of the Specialty Coating business, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge.

    Net Income and Earnings per Share

        Net income decreased to $10,826 during the first six months of 2001 compared to net income of $28,550 in the prior year. The decrease is primarily the result of the gain on sale of the Specialty Coating business recorded during the first six months of 2000. Diluted earnings per share decreased to $0.53 during the first six months of 2001 compared to earnings per share of $1.40 during the first six months of 2000. Excluding the after-tax effect of the gain on the sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.06 per share), earnings per share were $0.48 during the first six months of 2000. The increase in adjusted earnings per share compared to the first six months of 2000 is primarily due to the reduced interest expense.

OPERATING SEGMENTS

     Net Sales

        The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:


                                                         Six Months Ended June 30,
                                             -----------------------------------------------
                                                         (dollars in thousands)
                                                           % of                      % of
                                                2001     Net Sales      2000       Net Sales
                                            ----------   ---------    ----------   ---------
        Consumer Packaging ..............   $  270,550      82.0      $ 268,910      72.6
        Protective Packaging ............       59,543      18.0        101,580      27.4
                                            ----------   ---------    ----------   ---------
                        Total ...........   $  330,093     100.0      $ 370,490     100.0
                                            ==========   =========    ==========   =========

        Consumer Packaging net sales increased by 0.6% during the first six months of 2001 compared to the corresponding period in 2000. The increase resulted from increased sales of converted products primarily associated with the Company's Canadian converting operations (approximately $5,600, which includes the first quarter 2001 acquisition of Chester) and increased selling price in certain markets including markets for extruded plastic sheet. The increase was partially offset by decreased unit sales of extruded plastic sheet (unit volume decrease in the extruded plastic sheet markets represented approximately $1,700), decreased sales of medical and electronics packaging products during the first six months of 2001 compared to the prior year (approximately $6,200), and decreased sales of converted products in Continental Europe as this business is transferred to a minority owned joint venture (approximately $2,000).

        Protective Packaging net sales decreased by 41.4% during the first six months of 2001 from the corresponding period in 2000, primarily due to the sale of the Specialty Coating business (net sales for Specialty Coating were $40,485 in the first six months of 2000). The remaining decrease primarily resulted from lower selling price for the Company's manufactured paper.

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

        The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:

                                                         Six Months Ended June 30,
                                             -----------------------------------------------------
                                                          (dollars in thousands)
                                                              % of                        % of
                                                2001        Net Sales       2000       Net Sales
                                             ----------     ---------    ----------    ----------
        Consumer Packaging ..............    $  43,203        16.0       $  43,739        16.3
        Protective Packaging ............        9,392        15.8          14,720        14.5
        Corporate Expense................       (4,093)                     (3,849)
                                             ----------                  ----------
               Total ....................    $  48,502        14.7       $  54,610        14.7
                                             ==========                  ==========

        The Company's Adjusted EBITDA decreased 11.2% from $54,610 to $48,502 and EBITDA margin was consistent at 14.7% during the first six months of 2001 and 2000. Consumer Packaging EBITDA decreased 1.2%, or $536 during the first six months of 2001 primarily due to decreased unit sales volume of extruded sheet. The decrease in Protective Packaging EBITDA of 36.2%, or $5,328 is primarily due to the sale of the Specialty Coating business (Specialty Coating EBITDA was $4,679 during the first six months of 2000).

LIQUIDITY AND CAPITAL RESOURCES

              At June 30, 2001, the Company had cash and cash equivalents of $3,984 and availability of $36,529 under the revolving credit portion of its Senior Credit Facility. The Company's working capital at June 30, 2001 was $94,343. The increase in working capital from the prior period end primarily relates to the timing of payments to vendors, payments made under annual incentive programs to employees and annual rebate programs to certain customers.

        The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

        The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $18,380 in 2001, $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1,052 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of June 30, 2001, such rate was LIBOR plus 1.50%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of June 30, 2001, such rate for the Term B Loan was LIBOR plus 2.0%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

        The Company made capital expenditures of $11,435 and $21,212 in the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Company has capital projects ongoing in all major business groups. Capital spending for 2001 is expected to approximate $25,000.

        During the first six months of 2001, the Company made payments related to its restructuring reserves totaling $1,294. The remaining balance sheet reserve at June 30, 2001 related to restructuring charges was $4,151 representing $1,311 of future lease commitment at the Hollister facility, net of estimated sublease proceeds, $20 of severance cost associated with the management reorganization of the medical and electronics group and $2,820 of severance, contractual obligations and exit costs associated with terminating certain European operations.

        On January 19, 2001, Ivex acquired all of the stock of Chester for cash payments of approximately $4,800, including payment of existing debt and expenses associated with the acquisition. The acquisition of Chester was financed through revolving credit borrowings under the Senior Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

        On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the Company's books will cease effective January 1, 2002 (goodwill amortization for the first six months of 2001 was $1,280). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The Company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange

        The Company periodically uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

     Interest Rates

        The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period. As of June 30, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

        The Company has interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company also has no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $4,527 as of June 30, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

        On July 23, 2001, the Company entered into interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. Also on July 23, 2001, the Company entered into interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. These derivatives will be accounted for as hedges and income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended June 30, 2001, - For the Six Months Ended June 30, 2001, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses;
(vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On May 9, 2001, the Corporation held its 2001 annual meeting of stockholders, at which the stockholders elected two Class I directors for a three-year term, approved the adoption of the Amendment and Restatement of the Corporation's 1997 Long Term Stock Incentive Plan and ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for 2001.

        The following Class II and Class III directors, whose terms expire at the annual meeting in 2002 and 2003, respectively, continued in office following the 2001 annual meeting:

              Class II:   R. James Comeaux and William J. White

              Class III:  George V. Bayly and Anthony P. Scotto

        A total of 19,347,768 shares of common stock were voted in person or by proxy at the annual meeting, representing approximately 95.2% of the voting power of the Corporation entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the meeting, including the broker non-votes, where applicable, were as follows:

Nominees for Election                                Number of Votes
to Board of Directors:                      In Favor                 Withheld

     Frank V. Tannura                       18,453,272                  894,496
     Glenn R. August                        18,453,272                  894,496

Approval of Amendment and                   For                      13,048,337
Restatement of 1997 Long Term               Against                   6,268,962
Stock Incentive Plan                        Abstentions                  30,469

Ratification of                             For                      19,343,418
PricewaterhouseCoopers LLP                  Against                       2,237
as independent accountants                  Abstentions                   2,113


ITEM 5.  OTHER INFORMATION.

        On July 6, 2001, the Company and Mr. Gordon B. Bonfield entered into a Separation and Release Agreement pursuant to which Mr. Bonfield resigned as an officer of the Company.

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

August 10, 2001