Form 10-Q
period 2001-09-30
IVEX PACKAGING CORP /DE/
filed 2001-10-30
CIK 900367

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





For the Quarter Ended September 30, 2001        Commission File Number 33-60714

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

         At October 30, 2001, there were 20,467,538 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               2001                2000
                                                                           -------------       -------------
                              ASSETS

Current Assets:
   Cash and cash equivalents.........................................      $       4,612       $      5,212
   Accounts receivable trade, net of allowance.......................             98,444             96,545
   Inventories.......................................................             81,566             89,848
   Prepaid expenses and other........................................              5,285              5,762
                                                                           -------------       -------------
     Total current assets............................................            189,907            197,367
                                                                           -------------       -------------
Property, Plant and Equipment:
   Buildings and improvements........................................             67,934             67,029
   Machinery and equipment...........................................            361,363            347,742
   Construction in progress..........................................             20,722             23,076
                                                                           -------------       ------------
                                                                                 450,019            437,847
   Less - accumulated depreciation...................................           (226,666)          (203,379)
                                                                           -------------       ------------
                                                                                 223,353            234,468
   Land..............................................................             12,447             12,301
                                                                           -------------       ------------
     Total property, plant and equipment.............................            235,800            246,769
                                                                           -------------       ------------
Other Assets:
   Goodwill, net of accumulated amortization.........................             94,108             94,063
   Management receivable.............................................              8,120              9,664
   Miscellaneous.....................................................             45,801             44,900
                                                                           -------------       ------------
     Total other assets..............................................            148,029            148,627
                                                                           -------------       ------------
Total Assets.........................................................      $     573,736       $    592,763
                                                                           =============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt............................      $      21,581       $     25,078
   Accounts payable and accrued invoices.............................             46,890             67,975
   Accrued salary and wages..........................................              8,792              7,901
   Self insurance reserves...........................................              5,433              7,221
   Accrued rebates and discounts.....................................              4,478              5,752
   Accrued interest..................................................              3,742              4,344
   Other accrued expenses............................................             15,218             19,735
                                                                           -------------       ------------
     Total current liabilities.......................................            106,134            138,006
                                                                           -------------       ------------
Long-Term Debt.......................................................            339,674            336,087
                                                                           -------------       ------------
Other Long-Term Liabilities..........................................             22,897             22,211
                                                                           -------------       ------------
Deferred Income Taxes................................................             16,224             16,862
                                                                           -------------       ------------
Commitments and Contingencies (Note 6)...............................
                                                                           -------------       ------------
Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized; 21,092,015 shares issued; 20,467,551 and
     20,321,994 shares outstanding ..................................                211                209
   Paid in capital in excess of par value............................            341,276            339,382
   Accumulated deficit...............................................           (227,862)          (246,076)
   Treasury stock, at cost...........................................             (5,304)            (5,094)
   Accumulated other comprehensive loss..............................            (19,514)            (8,824)
                                                                           -------------       ------------
     Total stockholders' equity .....................................             88,807             79,597
                                                                           -------------       ------------
Total Liabilities and Stockholders' Equity ..........................      $     573,736       $    592,763
                                                                           =============       ============

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Quarter Ended                Nine Months Ended
                                                                  September 30,                   September 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Net sales .............................................   $    159,727    $    172,269    $    489,820    $    542,759
Cost of goods sold ....................................        124,487         138,638         387,247         434,161
                                                          ------------    ------------    ------------    ------------
Gross profit ..........................................         35,240          33,631         102,573         108,598
                                                          ------------    ------------    ------------    ------------
Operating expenses:
   Selling ............................................          7,070           7,637          22,370          25,867
   Administrative .....................................         10,392           8,127          31,310          30,179
   Amortization of intangibles ........................            875             916           2,619           2,730
   Restructuring charge ...............................                                                          4,000
                                                          ------------    ------------    ------------    ------------
   Total operating expenses ...........................         18,337          16,680          56,299          62,776
                                                          ------------    ------------    ------------    ------------
Income from operations ................................         16,903          16,951          46,274          45,822
Other income (expense):
   Interest expense ...................................         (6,296)         (7,406)        (19,499)        (25,177)
   Joint venture income (loss) ........................            757              20           1,259          (1,760)
   Loss on Puerto Rican joint venture .................                                         (2,210)
   Gain on sale .......................................                                          2,198          42,150
                                                          ------------    ------------    ------------    ------------
Income before income taxes ............................         11,364           9,565          28,022          61,035
Income tax provision ..................................          3,976           3,540           9,808          26,460
                                                          ------------    ------------    ------------    ------------
Net income ............................................   $      7,388    $      6,025    $     18,214    $     34,575
                                                          ============    ============    ============    ============

Earnings per share:
   Basic:
      Net income ......................................   $       0.36    $       0.30    $       0.89    $       1.70
                                                          ============    ============    ============    ============
      Weighted average shares outstanding .............     20,439,171      20,330,667      20,364,861      20,383,579
                                                          ============    ============    ============    ============

   Diluted:
      Net income ......................................   $       0.36    $       0.30    $       0.89    $       1.70
                                                          ============    ============    ============    ============
      Weighted average shares outstanding .............     20,707,342      20,349,944      20,521,991      20,384,602
                                                          ============    ============    ============    ============






         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  Paid in
                                                        Common Stock              Capital
                                                ----------------------------    In Excess of     Accumulated      Treasury
                                                   Shares          Amount        Par Value         Deficit          Stock
                                                ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999 ................     20,793,469    $        209    $    339,354    $   (286,400)   $     (1,216)
   Net income ...............................                                                         40,324
   Employee stock purchase plan .............         76,325                              28                             618
   Purchase treasury stock ..................       (547,800)                                                         (4,496)
   Other comprehensive loss - Exchange ......
   Comprehensive income .....................
                                                ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000 ................     20,321,994             209         339,382        (246,076)         (5,094)

   Net income ...............................                                                         18,214
   Employee stock purchase plan .............         38,311                              50                             318
   Purchase treasury stock ..................        (37,500)                                                           (528)
   Exercise of common stock options .........        144,746               2           1,844
   Other comprehensive loss - Exchange ......
   Other comprehensive loss - Derivatives ...
   Comprehensive income .....................
                                                ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2001 ...............     20,467,551    $        211    $    341,276    $   (227,862)   $     (5,304)
                                                ============    ============    ============    ============    ============


                                                 Accumulated
                                                    Other
                                                Comprehensive   Stockholders'   Comprehensive
                                                     Loss           Equity          Income
                                                ------------    -------------   -------------

Balance at December 31, 1999 ................   $     (6,639)   $     45,308
   Net income ...............................                         40,324    $     40,324
   Employee stock purchase plan .............                            646
   Purchase treasury stock ..................                         (4,496)
   Other comprehensive loss - Exchange ......         (2,185)         (2,185)         (2,185)
                                                                                ------------
   Comprehensive income .....................                                   $     38,139
                                                ------------    ------------    ============
Balance at December 31, 2000 ................         (8,824)         79,597

   Net income ...............................                         18,214    $     18,214
   Employee stock purchase plan .............                            368
   Purchase treasury stock ..................                           (528)
   Exercise of common stock options .........                          1,846
   Other comprehensive loss - Exchange ......         (5,430)         (5,430)         (5,430)
   Other comprehensive loss - Derivatives ...         (5,260)         (5,260)         (5,260)
                                                                                ------------
   Comprehensive income .....................                                   $      7,524
                                                ------------    ------------    ============
Balance at September 30, 2001 ...............   $    (19,514)   $     88,807
                                                ============    ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              2001            2000
                                                                          ------------    ------------

Cash flows from operating activities:
   Net income .........................................................   $     18,214    $     34,575
      Adjustments to reconcile net income to net cash from
            operating activities:
        Depreciation of properties ....................................         26,419          29,052
        Amortization of intangibles and debt issue costs ..............          3,338           3,490
        Gain on sale and other income .................................         (1,247)        (40,390)
        Non-cash interest income ......................................         (1,511)         (1,339)
        Non-cash restructuring charge .................................                          3,489
        Deferred income taxes .........................................          1,762          20,314
     Change in operating assets and liabilities:
       Accounts receivable ............................................         (3,849)        (18,543)
       Inventories ....................................................          8,872         (17,375)
       Prepaid expenses and other assets ..............................            395          (2,319)
       Accounts payable and accrued invoices ..........................        (22,063)          6,834
       Accrued expenses and other liabilities .........................         (9,304)         (7,291)
                                                                          ------------    ------------
     Net cash from operating activities ...............................         21,026          10,497
                                                                          ------------    ------------
Cash flows from (used by) financing activities:
   Payment of debt ....................................................        (14,095)        (95,064)
   Proceeds from revolving credit facility ............................         14,800          11,200
   Purchase of treasury stock .........................................           (528)         (4,326)
   Other, net .........................................................          1,762              20
                                                                          ------------    ------------
     Net cash from (used by) financing activities .....................          1,939         (88,170)
                                                                          ------------    ------------
Cash flows from (used by) investing activities:
   Purchase of property, plant and equipment ..........................        (17,374)        (31,483)
   (Acquisitions) divestitures, net of cash acquired ..................         (6,616)        110,620
   Other, net .........................................................            425             855
                                                                          ------------    ------------
     Net cash from (used by) investing activities .....................        (23,565)         79,992
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents ..................           (600)          2,319
Cash and cash equivalents at beginning of period ......................          5,212           5,824
                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................   $      4,612    $      8,143
                                                                          ============    ============

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Interest .........................................................   $     21,192    $     25,097
     Income taxes .....................................................          6,668           7,311




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

     Accounts Receivable

         Accounts receivable at September 30, 2001 and December 31, 2000 consist of the following:

                                                        September 30,    December 31,
                                                             2001            2000
                                                        -------------    ------------
         Accounts receivable .........................   $    100,417    $     99,029
         Less - Allowance for doubtful accounts ......         (1,973)         (2,484)
                                                         ------------    ------------
                                                         $     98,444    $     96,545
                                                         ============    ============

     Inventories

         Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                                September 30,     December 31,
                                                    2001              2000
                                                -------------     ------------
         Raw materials.......................     $  38,613        $   41,167
         Finished goods......................        42,953            48,681
                                                  ---------        ----------
                                                  $  81,566        $   89,848
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

         On September 10, 2001, the Company contributed cash of $1,789 and certain assets of its Continental European thermoforming operation into a newly formed joint venture, Vitembal-Ivex S.A., a manufacturer of plastic food packaging products located in Tarascon, France. The Company owns 49% of the joint venture's outstanding common stock and is accounting for Vitembal-Ivex S.
A. as a non-consolidated subsidiary using the equity method. The Company's investment in Vitembal-Ivex S. A., including goodwill, approximates $4,500.

         The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has contributed approximately $2,600 to this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of other comprehensive income (loss) were as follows:

                                                           September 30,     September 30,
                                                                2001              2000
                                                           -------------     -------------
         Foreign currency translation adjustments.......   $      (5,430)    $      (2,497)
         Derivatives....................................          (5,260)
                                                            -------------     -------------
         Other comprehensive loss.......................   $     (10,690)    $      (2,497)
                                                            =============     =============

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

         The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of September 30, 2001, the Company had $320,000 notional value of interest rate derivatives outstanding.

         The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company also has no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $8,093 as of September 30, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instruments, net of tax, was recorded in other comprehensive income/loss during the first nine months of 2001.

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

NOTE 3 - LONG TERM DEBT

         At September 30, 2001 and December 31, 2000, the long-term debt of the Company was as follows:

                                                                     September 30,    December 31,
                                                                          2001            2000
                                                                     -------------    ------------
         Senior credit facility ...................................   $    325,377    $    324,493
         Industrial revenue bonds .................................         35,023          35,093
         Other ....................................................            855           1,579
                                                                      ------------    ------------
               Total debt outstanding .............................        361,255         361,165
         Less - Current installments of long-term debt ............        (21,581)        (25,078)
                                                                      ------------    ------------
         Long-term debt ...........................................   $    339,674    $    336,087
                                                                      ============    ============

NOTE 4 - REPORTING SEGMENTS

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:

                                                        Quarter Ended                Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Net Sales:
   Consumer Packaging                           $    132,686    $    141,107    $    403,236    $    410,017
   Protective Packaging                               27,041          31,162          86,584         132,742
                                                ------------    ------------    ------------    ------------
Total                                           $    159,727    $    172,269    $    489,820    $    542,759
                                                ============    ============    ============    ============

Income Before Income Taxes:
   EBITDA:
       Consumer Packaging                       $     24,660    $     23,463    $     67,864    $     67,203
       Protective Packaging                            4,193           5,259          13,584          19,978
       Corporate                                      (2,043)         (1,728)         (6,136)         (5,577)
                                                ------------    ------------    ------------    ------------
           Total                                      26,810          26,994          75,312          81,604
   Depreciation expense                               (9,032)         (9,127)        (26,419)        (29,052)
   Amortization expense                                 (875)           (916)         (2,619)         (2,730)
   Interest expense                                   (6,296)         (7,406)        (19,499)        (25,177)
   Restructuring charge                                                                               (4,000)
   Gain on sale and other income                         757              20           1,247          40,390
                                                ------------    ------------    ------------    ------------
       Income before income taxes               $     11,364    $      9,565    $     28,022    $     61,035
                                                ============    ============    ============    ============

Purchase of Property, Plant and Equipment:
   Consumer Packaging                           $      4,380    $      8,269    $     12,855    $     26,066
   Protective Packaging                                  763           1,166           2,810           3,834
   Corporate                                             796             836           1,709           1,583
                                                ------------    ------------    ------------    ------------
       Total                                    $      5,939    $     10,271    $     17,374    $     31,483
                                                ============    ============    ============    ============

                                                September 30,   December 31,
                                                    2001            2000
                                                -------------   ------------
Total Assets:
   Consumer Packaging                            $    464,791   $    487,684
   Protective Packaging                                84,891         85,293
   Corporate                                           24,054         19,786
                                                 ------------   ------------
       Total                                     $    573,736   $    592,763
                                                 ============   ============

NOTE 5 - RESTRUCTURING CHARGE

         The reserves for restructuring charges are as follows:

                                                      Medical and
                                       Hollister      Electronics       Europe           Total
                                     ------------    ------------    ------------    ------------
Balance at December 31, 2000         $      1,571    $        162    $      3,353    $      5,086
   Additions                                                                  359             359
   Payments/Reductions                       (398)           (162)         (2,371)         (2,931)
   Adjustments                                150                            (150)             --
                                     ------------    ------------    ------------    ------------
Balance at September 30, 2001        $      1,323    $         --    $      1,191    $      2,514
                                     ============    ============    ============    ============

         The Company maintains restructuring reserves for future lease commitments at the closed Hollister, California manufacturing facility and contractual obligations and exit costs associated with terminating certain European operations.

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

         The Company has accrued approximately $1,091 and $1,335 relating to environmental matters at September 30, 2001 and December 31, 2000, respectively. The Company's environmental liabilities are not discounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be higher than the accrued liability. While the amount of ultimate costs associated with known environmental matters cannot be determined at this time, management believes, that absent any unforeseen future developments, these environmental matters will not have a material adverse effect on the Company. Although, no assurance can be given that additional issues relating to presently known sites or to other sites will not require additional investigation or expenditures.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net Sales

         The Company's net sales decreased by 7.3% during the third quarter of 2001 over the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from decreased selling prices in most businesses (primarily associated with decreased raw material costs) and decreased unit sales volume of protective packaging products and electronics packaging due primarily to continued weak industry trends. The decrease was partially offset by the incremental revenue from Chester and increased unit volume of extruded sheet and film. See additional discussion in "Operating Segments".

     Gross Profit

         The Company's gross profit increased 4.8% during the third quarter of 2001 compared to the corresponding period in the prior year primarily as a result of reduced raw material costs in most businesses. Average plastic resin costs decreased up to 22.9% during the third quarter of 2001 compared with the third quarter of 2000. In addition, the Company reduced manufacturing overhead as a result of the reorganization of its medical and electronics group and the closing of its manufacturing facility in France. Manufacturing overhead expenses associated with facilities in the medical and electronics group and France decreased $1,200 during the third quarter of 2001 compared to the same period in 2000 (the Continental Europe business was subsequently transferred to a non-consolidated minority owned joint venture during the quarter). Gross profit margin increased to 22.1% during the third quarter of 2001 compared to 19.5% during the third quarter of 2000 primarily as a result of the reduced raw material and manufacturing overhead costs.

     Operating Expenses

         Selling and administrative expenses increased 10.8% during the third quarter of 2001 primarily as a result of increased incentive compensation (incentive compensation expense increased approximately $1,600 during the third quarter of 2001 compared to the same period in 2000). Selling expenses decreased primarily as a result of decreased sales. As a percentage of net sales, selling and administrative expenses increased to 10.9% during the third quarter of 2001 compared to 9.2% during the same period in the prior year. The increase as a percentage of net sales was primarily the result of the increased incentive compensation and decreased selling prices in most businesses.

     Income from Operations

         Income from operations and operating margin were $16,903 and 10.6%, respectively, during the third quarter of 2001 compared to income from operations and operating margin of $16,951 and 9.8%, respectively, during the third quarter of 2000. The increase in operating margin was consistent with the increased gross profit margin.

     Interest Expense

         Interest expense during the third quarter of 2001 was $6,296 compared to $7,406 during the same period in 2000. The decrease was primarily due to decreased outstanding indebtedness and decreased interest rates on borrowings. The decreased outstanding indebtedness was associated with decreased working capital during the quarter and reduced spending on capital expenditures. The average interest rates on borrowings on the Company's Senior Credit Facility were approximately 0.94% less during the third quarter of 2001 compared to the same period in 2000.

     Other Income (Expense)

         Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The increase during the third quarter of 2001 compared with the third quarter of 2000 was primarily the result of improved earnings from Packaging Holdings, L.L.C. associated with improved sales volume and reduced cost structure (primarily related to management restructuring during 2000).

     Income Taxes

         The Company's effective tax rate for the third quarter of 2001 approximated 35% compared with 37% for the third quarter of 2000. The decrease in effective tax rate primarily reflected improved tax planning for the Company's operations in North America and the favorable effect of recent changes to reduce taxes on export sales.

     Net Income and Earnings per Share

         Net income increased to $7,388 during the third quarter of 2001 compared to net income of $6,025 in the prior year. The increase was primarily the result of the reduced interest expense and increased income from equity investments. Consistent with the growth in net income, diluted earnings per share increased to $0.36 during the third quarter of 2001 compared to earnings per share of $0.30 during the third quarter of 2000.

OPERATING SEGMENTS

     Net Sales

         The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                     Three Months Ended September 30,
                                         ---------------------------------------------------------
                                                          (dollars in thousands)
                                                            % of                          % of
                                             2001         Net Sales        2000         Net Sales
                                         ------------   ------------   ------------   ------------

         Consumer Packaging ............ $    132,686           83.1   $    141,107           81.9
         Protective Packaging ..........       27,041           16.9         31,162           18.1
                                         ------------   ------------   ------------   ------------
                         Total ......... $    159,727          100.0   $    172,269          100.0
                                         ============   ============   ============   ============

         Consumer Packaging net sales decreased by 6.0% during the third quarter of 2001 compared to the corresponding period in 2000. The decrease primarily resulted from selling price reductions in certain markets (including markets for extruded plastic sheet and film), decreased sales of electronics packaging products (approximately $3,000) and decreased sales of converted products in Continental Europe as the Company's manufacturing facility in France was closed and the business transferred to a minority owned joint venture during the quarter (approximately $2,500). The decrease was partially offset by increased sales of converted products primarily associated with the Company's Canadian converting operations (approximately $2,000, which includes the sales of Chester acquired during the first quarter of 2001) and increased unit sales volume of extruded sheet and film.

         Protective Packaging net sales decreased by 13.2% during the third quarter of 2001 from the corresponding period in 2000, primarily due to decreased unit sales for converted protective packaging products and the Company's manufactured paper associated with the weak economic conditions and lower selling price for the Company's manufactured paper. The lower average selling price for the Company's manufactured paper resulted in approximately $1,100 lower sales during the third quarter of 2001 compared to the same period in 2000.

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

         The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:

                                               Three Months Ended September 30,
                                 -----------------------------------------------------------
                                                   (dollars in thousands)
                                                    % of                            % of
                                     2001         Net Sales          2000         Net Sales
                                 ------------    ------------    ------------   ------------

Consumer Packaging ............  $     24,660            18.6    $     23,463           16.6
Protective Packaging ..........         4,193            15.5           5,259           16.9
Corporate Expense .............        (2,043)                         (1,728)
                                 ------------                    ------------
       Total ..................  $     26,810            16.8    $     26,994           15.7
                                 ============                    ============

         The Company's Adjusted EBITDA decreased slightly from $26,994 to $26,810 and EBITDA margin increased from 15.7% to 16.8% during the third quarter of 2001 compared to the same period in 2000. The increase in Consumer Packaging EBITDA of 5.1%, or $1,197 for the quarter was primarily due to reduced raw material costs for extruded products and converted products for food applications and reduced manufacturing overhead costs associated with the reorganization of the medical and electronics group and the closing of its manufacturing facility in France. The increase in the Company's Adjusted EBITDA was partially offset by increased incentive compensation. The decrease in Protective Packaging EBITDA of 20.3%, or $1,066 is primarily due to the decreased sales volume.


RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net Sales

         The Company's net sales decreased by 9.8% during the first nine months of 2001 compared to the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from the sale of the Specialty Coating business in May 2000 ($40,485 net sales decrease during 2001 compared to 2000), decreased unit sales volume of electronics packaging due primarily to continued challenging industry trends, and decreased selling prices in most businesses (primarily associated with decreased raw material costs). See additional discussion in "Operating Segments".

     Gross Profit

         The Company's gross profit decreased 5.5% during the first nine months of 2001 compared to the corresponding period in the prior year primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $7,964 during the first six months of 2000). Gross profit margin increased to 20.9% during the first nine months of 2001 compared to 20.0% during the first nine months of 2000. The increased gross profit margin primarily resulted from reduced raw material costs in most businesses and reduced manufacturing overhead in the Consumer Packaging operating segment as a result of the reorganization of its medical and electronics group and the closing of its manufacturing facility in France.

     Operating Expenses

         Selling and administrative expenses decreased 4.2% during the first nine months of 2001 primarily as a result of the sale of the Specialty Coating business (Specialty Coating selling and administrative expenses were $4,509 during the first six months of 2000), partially offset by increased incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 11.0% during the first nine months of 2001 compared to 10.3% during the same period in the prior year. The increase as a percentage of net sales was primarily the result of the increased incentive compensation and decreased selling prices in most businesses.

         Amortization of intangibles during the first nine months of 2001 decreased 4.1% compared to the first nine months of 2000 primarily as a result of the sale of the Specialty Coating business.

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

     Income from Operations

         Income from operations and operating margin were $46,274 and 9.4%, respectively, during the first nine months of 2001 compared to income from operations and operating margin of $45,822 and 8.4%, respectively, during the first nine months of 2000. The increase in operating income was primarily the result of the 2000 Restructuring Charge partially offset by the sale of the Specialty Coating business. Excluding the effect of the 2000 Restructuring Charge and the sale of the Specialty Coating business, income from operations and operating margin were $46,469 and 9.3%, respectively for the third quarter of 2000.

     Interest Expense

         Interest expense during the first nine months of 2001 was $19,499 compared to $25,177 during the same period in 2000. The decrease is primarily due to the debt repayment associated with the sale of the Specialty Coating business and decreased interest rates on borrowings. The average interest rates on borrowings on the Company's Senior Credit Facility were approximately 0.55% less during the first nine months of 2001 compared to the same period in 2000.

     Other Income (Expense)

         Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The increase during the first nine months of 2001 compared with the same period in 2000 is primarily the result of the significant charges recorded during the second quarter of 2000. During the quarter ended June 30, 2000, Packaging Holdings, L.L.C. recorded a provision for one large customer account and for severance costs resulting from an operational management restructuring (the "Packaging Holdings Charges"). The Company's share of the Packaging Holdings Charges was $2,123. Excluding the effect of the Packaging Holdings Charges, the increase in equity income primarily resulted from improved sales volume and reduced cost structure (primarily related to operational management restructuring during 2000).

         The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has contributed approximately $2,600 to this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

         On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. During 2001, certain indemnities and closing balance sheet obligations were resolved, and accordingly, the gain accounting was adjusted.

     Income Taxes

         The Company's effective tax rate for the first nine months of 2001 approximated 35% compared with 43% for the first nine months of 2000. The decrease in effective tax rate primarily reflects a higher effective rate on the gain on the sale of the Specialty Coating business during 2000, partially due to the non-deductibility for income tax purposes of certain goodwill disposed of as part of the sale of the Specialty Coating business, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge.

     Net Income and Earnings per Share

         Net income decreased to $18,214 during the first nine months of 2001 compared to net income of $34,575 in the prior year. The decrease is primarily the result of the gain on sale of the Specialty Coating business recorded during the first nine months of 2000. Diluted earnings per share decreased to $0.89 during the first nine months of 2001 compared to earnings per share of $1.70 during the first nine months of 2000. Excluding the after-tax effect of the gain on the sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.06 per share), adjusted earnings per share were $0.78 during the first nine months of 2000. The increase in earnings per share during the first nine months of 2001 compared to the adjusted earnings per share for the first nine months of 2000 is primarily due to the reduced interest expense and increased income from equity investments.

OPERATING SEGMENTS

     Net Sales

         The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                         Nine Months Ended September 30,
                                               ---------------------------------------------------
                                                            (dollars in thousands)
                                                               % of                        % of
                                                  2001       Net Sales        2000       Net Sales
                                               ----------   ----------    -----------   ----------
         Consumer Packaging ...............    $  403,236         82.3    $   410,017         75.5
         Protective Packaging .............        86,584         17.7        132,742         24.5
                                               ----------   ----------    -----------   ----------
                         Total ............    $  489,820        100.0    $   542,759        100.0
                                               ==========   ==========    ===========   ==========

         Consumer Packaging net sales decreased by 1.7% during the first nine months of 2001 compared to the corresponding period in 2000. The decrease primarily resulted from selling price reductions in certain markets including markets for extruded plastic sheet and film, decreased sales of electronics packaging products (approximately $9,200) and decreased sales of converted products in Continental Europe as the Company's manufacturing facility in France was closed and the business transferred to a minority owned non-consolidated joint venture during 2001 (approximately $4,700). The decrease was partially offset by increased sales of converted products primarily associated with the

Company's Canadian converting operations (approximately $7,600, which includes the sales of Chester acquired during the first quarter 2001) and increased unit sales volume of extruded sheet and film.

         Protective Packaging net sales decreased by 34.8% during the first nine months of 2001 from the corresponding period in 2000, primarily due to the sale of the Specialty Coating business (net sales for Specialty Coating were $40,485 in the first six months of 2000). The remaining decrease primarily resulted from decreased unit sales for converted protective packaging products and the Company's manufactured paper associated with the challenging economic conditions and lower selling price for the Company's manufactured paper. The lower average selling price for the Company's manufactured paper resulted in approximately $3,442 lower sales during the first nine months of 2001 compared to the same period in 2000.

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

         The following table sets forth information with respect to Adjusted EBITDA of the Company's product groups for the periods presented:

                                                    Nine Months Ended September 30,
                                         ----------------------------------------------------
                                                        (dollars in thousands)
                                                          % of                         % of
                                            2001        Net Sales       2000        Net Sales
                                         ----------    ----------    ----------    ----------

        Consumer Packaging ............. $   67,864          16.8    $   67,203         16.4
        Protective Packaging ...........     13,584          15.7        19,978         15.1
        Corporate Expense ..............     (6,136)                     (5,577)
                                         ----------                  ----------
               Total ................... $   75,312          15.4    $   81,604         15.0
                                         ==========                  ==========

         The Company's Adjusted EBITDA decreased 7.7% from $81,604 to $75,312 and EBITDA margin increased from 15.0% to 15.4% during the first nine months of 2001 and 2000. Consumer Packaging EBITDA increased 1.0%, or $661 during the first nine months of 2001 primarily due to reduced raw material costs for extruded products and converted products for food applications and reduced manufacturing overhead costs associated with the reorganization of the medical and electronics group and the closing of its manufacturing facility in France. The increase was partially offset by increased incentive compensation. The decrease in Protective Packaging EBITDA of 32.0%, or $6,394 was primarily due to the sale of the Specialty Coating business (Specialty Coating EBITDA was $4,679 during the first six months of 2000) and the decreased sales volume for the remaining businesses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash and cash equivalents of $4,612 and availability of $50,600 under the revolving credit portion of its Senior Credit Facility. The Company's working capital at September 30, 2001 was $83,773. The increase in working capital from the prior period end primarily relates to the timing of payments to vendors, payments made under annual incentive programs to employees and annual rebate programs to certain customers. The increase is partially offset by reduced inventory levels.

         The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

         The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $18,380 in 2001, $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1,050 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of September 30, 2001, such rate was LIBOR plus 1.50%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of September 30, 2001, such rate for the Term B Loan was LIBOR plus 2.0%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

         The Company made capital expenditures of $17,374 and $31,483 during the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company has capital projects ongoing in all major business groups. Capital spending for 2001 is expected to approximate $25,000.

         During the first nine months of 2001, the Company made payments related to its restructuring reserves totaling $2,931. The remaining balance sheet reserve at September 30, 2001 related to restructuring charges was $2,514 representing $1,323 of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $1,191 of severance, contractual obligations and exit costs associated with terminating certain European operations.

         On September 10, 2001, the Company contributed cash of $1,789 and certain assets of its Continental European thermoforming operation into a newly formed joint venture, Vitembal-Ivex S.A., a manufacturer of plastic food packaging products located in Tarascon, France. The contribution to Vitembal-Ivex, S.A. was financed through revolving credit borrowings under the Senior Credit Facility.

         On January 19, 2001, Ivex acquired all of the stock of Chester for cash payments of approximately $4,800, including payment of existing debt and expenses associated with the acquisition. The acquisition of Chester was financed through revolving credit borrowings under the Senior Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the Company's books will cease effective January 1, 2002 (goodwill amortization for the first nine months of 2001 was $1,923). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The Company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard frame work from which to measure impairment of long-lived assets and expands the APB 30 discontinued operations income statement presentation to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on its consolidated financial position or cash flows.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange

         The Company periodically uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

     Interest Rates

         The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period. As of September 30, 2001, the Company had $320,000 notional value of interest rate derivatives outstanding (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

         The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company also has no cost interest rate collar agreements with a group of banks having notional amounts totaling $60,000 of the Company's indebtedness through November 5, 2001 at a maximum of 5.31% and allow for the Company to pay the market LIBOR from a floor of 4.47% to the maximum rate. If LIBOR falls below 4.47%, the Company is required to pay the floor rate of 4.47%. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the

Company's derivative instruments outlined above approximates a loss of $8,093 as of September 30, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Three Months Ended September 30, 2001, - For the Nine Months Ended September 30, 2001, - Liquidity and Capital Resources, and - Quantitative and Qualitative Disclosures About Market Risk" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; and (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries.

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


October 30, 2001