Form 10-K405
period 2001-12-31
IVEX PACKAGING CORP /DE/
filed 2002-03-18
CIK 900367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001      COMMISSION FILE NUMBER 33-60714

                             ---------------------

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
                                 (847) 945-9100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
            --------------------                ------------------------------------------
        Common Stock, $0.01 par value                     New York Stock Exchange
        Common Stock, $0.01 par value                     Chicago Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $415 million based upon the closing price of $21.50 on March 13, 2002.

     At March 13, 2002, 20,623,926 shares of Common Stock, par value of $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     9
Item 4.   Submission of Matters to a Vote of Security Holders.........     9

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    10
Item 6.   Selected Financial Data.....................................    10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    20
Item 8.   Financial Statements and Supplementary Data.................    21
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................    21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    22
Item 11.  Executive Compensation......................................    23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    34
Item 13.  Certain Relationships and Related Transactions..............    35

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    36

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

MARKETS

     Consumer Packaging. The Consumer Packaging product group designs and manufactures plastic and paper-based products for food packaging applications and for applications in the medical and electronics industries. The Company produces a broad array of items, including plastic containers for prepared foods, produce and baked goods; specialty paper products such as fluted baking cups and liners for cookies and other baked goods; microwaveable packaging materials; and packaging for medical devices and electronics products. The Consumer Packaging product group markets its products to a variety of end users, including national wholesale bakeries, supermarket chains, foodservice distributors, fast-food chains, major agricultural growers, medical equipment suppliers and electronics manufacturers. The Company also manufactures a variety of plastic sheet and film products from several different resins for internal use and sales to third party converters. Ivex is the leading producer of oriented polystyrene ("OPS") sheet in North America. The Consumer Packaging product group represented approximately 82% of the Company's net sales and 84% of the Company's Adjusted EBITDA during the year ended December 31, 2001. The Company's Consumer Packaging product group is hereinafter sometimes referred to as "Consumer Packaging".

     Protective Packaging. The Protective Packaging product group manufactures paper and film products for protective packaging. The Company also manufactures a variety of recycled kraft paper made from post-consumer and post-industrial fibers. These products are marketed primarily to commercial users, manufacturers and integrated paper producers. The Protective Packaging product group represented approximately 18% of the Company's net sales and 16% of the Company's Adjusted EBITDA during the year ended December 31, 2001. The Company's Protective Packaging product group is hereinafter sometimes referred to as "Protective Packaging".

GENERAL DESCRIPTION

     The following table illustrates the products that Ivex manufactures:

                            12 MONTHS ENDED
                           DECEMBER 31, 2001
                          -------------------
                            NET      ADJUSTED
PRODUCT GROUP              SALES      EBITDA          PRODUCT              CUSTOMERS         END PRODUCT USES
-------------             --------   --------         -------              ---------         ----------------
Consumer Packaging......  $528,741   $ 93,488   Plastic containers,   Supermarkets,         Plastic hinged and
                                                corrugated paper      foodservice           two-piece
                                                liners and            distributors, fast    containers, trays
                                                specialty paper       food chains, bakery   for deli foods,
                                                products, OPS sheet   and confectionery     salads, cookies,
                                                and film, HIPS        companies, food       berries and cakes,
                                                sheet, PET sheet,     processors, plastic   film for envelopes
                                                PP sheet, PVC sheet   sheet converters,     and box windows,
                                                and HDPE              envelope, folding     protective plastic
                                                                      carton                packaging for
                                                                      manufacturers,        medical and
                                                                      medical device and    electronics
                                                                      supply companies      applications, paper
                                                                      and electronics       liners for cookies,
                                                                      manufacturers         microwaveable
                                                                                            packaging
                                                                                            materials, fluted
                                                                                            bakery cups and
                                                                                            specialty paper
                                                                                            products
Protective Packaging....   114,207     18,390   Protective            Commercial users,     Cohesive
                                                packaging,            manufacturers,        self-sealing
                                                including coated      paper distributors,   packaging papers,
                                                paper, single face    and supply            single face
                                                corrugated paper,     companies             corrugated paper
                                                shippers and                                for packaging,
                                                mailers, and                                shippers and
                                                manufactured paper,                         mailers, grocery
                                                including kraft                             and food bags
                                                papers and
                                                specialty recycled
                                                papers
                                                manufacturers
Corporate Expenses......
                                       (9,328)
                          --------   --------
Total...................  $642,948   $102,550
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

     Manufacturing. The Company's plastic packaging products are manufactured internally at the Company's two polystyrene polymerization, nine extrusion and sixteen thermoforming facilities. Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels.

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

     Manufacturing. Ivex's paper manufacturing and converting operations are conducted at eight facilities throughout the U.S. and Canada.

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

EMPLOYEES

     As of December 31, 2001, the Company had 47 employees at its Lincolnshire, Illinois corporate headquarters and had 3,650 employees at plant locations, of which 820 were salaried and 2,830 were hourly. Of the hourly workers, approximately 548 were members of unions. The Company has collective bargaining agreements with various unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Avenel, Grove City, Elyria, Newcastle, Wakefield and Laval facilities. There have been no significant interruptions or curtailments of operations due to labor disputes in the last five years, and the Company believes that relations with its employees are good. The collective bargaining agreements at the Company's facilities in Avenel and Chagrin Falls will expire in 2002; the collective bargaining agreement at the Company's facilities in Elyria and Peoria will expire in 2003; the collective bargaining agreement at the Company's facilities in Joliet, Grove City, Newcastle and Wakefield will expire in 2004; and the collective bargaining agreement at the Company's facility in Laval will expire in 2005.

RAW MATERIALS

     Styrene monomer, polystyrene, polyethylene, polypropylene and various paper-based commodities (primarily recycled fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate during 2001 although prices for certain items such as styrene monomer, polystyrene, OCC and DLK have been volatile and may continue to fluctuate, in some instances adversely to the Company.

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

CUSTOMERS, SALES AND BACKLOG

     No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a good relationship. No one customer accounted for more than 10% of the Company's aggregate net sales for the fiscal year ended December 31, 2001. In general, the backlog of orders is not significant or material to an understanding of the Company's businesses.

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

     The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $979,000 as of December 31, 2001 for its known on-site future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 2002 and 2003 spending on environmental capital projects to be material.

     From time to time, the Company is involved in cases arising under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These cases generally involve sites which allegedly have received wastes from current or former Company locations. The Company's subsidiary, CFI Industries, Inc., was notified by the United States Environmental Protection Agency ("EPA") and the United States Department of Justice that a predecessor-company was a potentially-responsible-party under CERCLA, in cooperation with other parties, with respect to the Agriculture Street Landfill in New Orleans, Louisiana by virtue of having allegedly recycled and generated municipal and commercial waste during the time period from approximately 1948 to 1952. The Company believes that it is not reasonably possible that its potential liability, if any, with respect to the known issues at this site is likely to have a material adverse effect on the Company, however, because liability under CERCLA is joint and several and because the remediation costs at the New Orleans' site are reported to be approximately $30-40 million, there can be no assurance that such liabilities would not have a material adverse effect on the Company.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company's financial information about industry segments are included in
Note 12 to the Company's consolidated financial statements.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Company's financial information about geographic areas are included in
Note 12 to the Company's consolidated financial statements.

ITEM 2. PROPERTIES

     The Company and its subsidiaries use various owned and leased plants, warehouses and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of March 1, 2002, the Company had twenty-nine non-warehouse facilities and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under the Company's existing credit facility.

LOCATION                                  FUNCTION/SEGMENT                          SQUARE FOOTAGE
--------                                  ----------------                          --------------
DOMESTIC
Avenel, NJ(1).........................    Extrusion                                     55,000
Bellwood, IL(2).......................    Paper Converting                              71,000
Bridgeview, IL........................    Paper Converting                             115,000
Chagrin Falls, OH.....................    Paper Mill                                   120,000
Cumberland, RI........................    Thermoforming                                 60,000
Elyria, OH(3).........................    Extrusion                                     80,000
Grant Park, IL........................    Thermoforming/Engineering                    184,000
Grove City, PA(4).....................    Thermoforming/Paper Converting               236,000
Hazleton, PA(5).......................    Polymerization/Extrusion                     166,000
Joliet, IL............................    Paper Mill/Paper Converting                  410,000
Lompoc, CA(6).........................    Thermoforming                                 93,000
Madison, GA...........................    Thermoforming/Paper Converting               141,000
Manteno, IL...........................    Extrusion                                    105,000
Peoria, IL............................    Paper Mill                                   234,000
Rogers, MN(7).........................    Thermoforming/Extrusion                      240,000
Visalia, CA...........................    Thermoforming/Paper Converting               144,000
Wakefield, MA.........................    Paper Converting                              98,000
Wheaton, IL...........................    Thermoforming                                120,000

INTERNATIONAL
Calgary, Alberta(8)...................    Thermoforming                                 54,000
Chester, Nova Scotia..................    Thermoforming                                 39,000
Laval, Quebec.........................    Thermoforming/Extrusion/Engineering           60,000
Longueuil, Quebec.....................    Thermoforming/Paper Converting                32,000
Monterrey, Mexico(9)..................    Thermoforming                                 24,000
Newcastle, Ontario....................    Extrusion                                     45,000
Raamsdonksveer, Netherlands...........    Extrusion                                     78,000
Sedgefield, England...................    Thermoforming/Extrusion                       48,000
Summerstown, Ontario..................    Thermoforming                                 55,000
Sungai Petani, Malaysia(10)...........    Thermoforming                                 38,000
Toronto, Ontario......................    Paper Converting                              54,000

---------------

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

 (7) A portion of this facility is leased with the three leases expiring on or about February 1, 2010. Each of these three leases contains an option, upon specified terms and conditions, to purchase the portion of the facility subject to such lease.

 (8) Leased facility, with its lease expiring on December 1, 2008.

 (9) Leased facility, with its lease expiring on October 31, 2002.

(10) Leased facility, with three leases expiring on December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Except as set forth below, the Company believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company.

     The Company is currently involved with environmental remediation and on-going maintenance at certain of its facilities. The Company believes that the costs of such remediation are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company does not expect its 2002 and 2003 spending on environmental capital projects to be material.

     From time to time, the Company is involved in cases arising under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These cases generally involve sites which allegedly have received wastes from current or former Company locations. The Company's subsidiary, CFI Industries, Inc., was notified by the United States Environmental Protection Agency ("EPA") and the United States Department of Justice that a predecessor-company was a potentially-responsible-party under CERCLA, in cooperation with other parties, with respect to the Agriculture Street Landfill in New Orleans, Louisiana by virtue of having allegedly recycled and generated municipal and commercial waste during the time period from approximately 1948 to 1952. The Company believes that it is not reasonably possible that its potential liability, if any, with respect to the known issues at this site is likely to have a material adverse effect on the Company, however, because liability under CERCLA is joint and several and because the remediation costs at the New Orleans' site are reported to be approximately $30-40 million, there can be no assurance that such liabilities would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the name, age, positions and offices held (as of the date hereof) and a brief account of the business experience for each executive officer of the Company.

NAME                                   AGE                          POSITION
----                                   ---                          --------
George V. Bayly......................  59    Director, Chairman of the Board, President and Chief
                                             Executive Officer of the Company since January 1991.
Frank V. Tannura.....................  45    Director of the Company since August 1995. Executive
                                             Vice President and Chief Financial Officer of the
                                             Company since February 1999 and Vice President and
                                             Chief Financial Officer since October 1989.
Richard R. Cote......................  50    Vice President and Treasurer of the Company since
                                             August 1994. Mr. Cote was Assistant Vice President and
                                             Treasurer of the Company from March 1992 to August
                                             1994.
Dennis W. Hadley.....................  47    Vice President of Human Resources of the Company since
                                             July 2000. Mr. Hadley was Vice President and General
                                             Manager for the Graphic Packaging Corporation (and its
                                             predecessor Fort James Packaging business) since 1995.
G. Douglas Patterson.................  44    Vice President and General Counsel of the Company since
                                             June 1991.
David E. Wartner.....................  35    Vice President and Corporate Controller of the Company
                                             since October 1998. From 1994 to 1998, Mr. Wartner was
                                             Corporate Controller of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange and the Chicago Stock Exchange, under the ticker symbol IXX. The high and low sales prices for the common stock by quarter during 2001 and 2000 as reported by the New York Stock Exchange are shown below.

  2001        PRICES
QUARTERS   -------------
 ENDED     HIGH     LOW
--------   ----     ---
12/31/01   20.08   14.65
 9/30/01   20.25   12.95
 6/30/01   20.01   13.00
 3/31/01   14.06    9.75

  2000        PRICES
QUARTERS   -------------
 ENDED     HIGH     LOW
--------   ----     ---
12/31/00   11.50    8.13
 9/30/00   11.88    9.25
 6/30/00   11.13    7.63
 3/31/00   10.50    5.13

     The approximate number of shareholders of record of the Company's common stock as of March 13, 2002 was 520 holders. The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors that the Company's Board of Directors may deem relevant. In addition, the Company's senior credit facility prohibits the payment of dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of, each of the years in the five-year period ended December 31, 2001, are derived from the consolidated audited financial statements of the Company. The financial data of the Company reflect the following acquisitions as of the respective acquisition dates: the European OPS business of Envirodyne Industries, Inc. as of January 17, 1997; M&R Plastics Inc. ("M&R") as of February 21, 1997; AVPEX International Corporation ("AVP") as of August 8, 1997; Crystal Thermoplastics Inc. ("Crystal") as of November 3, 1997; Ultra Pac, Inc. ("Ultra Pac") as of April 23, 1998;

the paper packaging business of Bleyer Industries, Inc. ("Bleyer Paper") as of October 2, 1998; the electronics packaging business of Pactuco, Inc. ("Pactuco") as of April 20, 1999; F.T.S. Holdings B.V. ("Folietechniek") as of July 30, 1999; and Chester Plastics Limited ("Chester") as of January 19, 2001. The selected financial data presented includes results of the Company's Detroit, Michigan facility ("Detroit") through November 19, 1998, the date of its sale to Packaging Holdings L.L.C., and the Company's Specialty Coating business ("Specialty Coating") through May 26, 2000, the date of its sale to Chargeurs, SA ("Chargeurs") of Paris, France. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto.

FOR THE YEAR ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    2001       2000       1999       1998       1997
---------------------------------------------  --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA
Net sales...............................       $642,948   $710,951   $675,972   $634,712   $560,775
Net income (loss) before extraordinary
  loss..................................         25,983     40,324     25,242     28,194     (9,540)
Net income (loss) before extraordinary loss
  per share-basic.......................           1.27       1.98       1.21       1.36      (0.75)
Net income (loss) before extraordinary loss
  per share-diluted.....................           1.26       1.98       1.20       1.35      (0.75)
BALANCE SHEET DATA
Total assets............................       $552,644   $592,763   $640,587   $556,145   $427,465
Long-term debt..........................        313,306    336,087    434,902    409,071    319,055
Stockholders' equity (deficit)..........         93,827     79,597     45,308     22,191    (12,169)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Ivex Packaging Corporation owns 100% of the common stock of IPC, Inc. ("IPC"). References to the Company or Ivex herein reflect the consolidated results of Ivex Packaging Corporation.

RESULTS OF OPERATIONS -- FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     Net Sales   The Company's net sales decreased by 9.6% during the year ended
December 31, 2001 over the Company's net sales during the corresponding period in 2000. The decrease primarily resulted from the sale of the Specialty Coating business in May 2000 (Speciality Coating net sales were $40,485 during 2000 compared to zero in 2001), decreased unit sales volume of electronics packaging due primarily to continued challenging industry trends (approximately $13,100 net sales decrease during 2001 compared to 2000), and decreased selling prices in most businesses (primarily associated with decreased raw material costs).

     The Company's net sales increased by 5.2% during the year ended December 31, 2000 over the Company's net sales during the corresponding period in 1999. The increase primarily resulted from selling price increases across most markets primarily associated with increased raw material costs and increased unit volume in certain markets. The net sales increase was reduced as a result of the sale of the Specialty Coating business in May 2000 and increased as a result of the Pactuco and Folietechniek acquisitions (causing an aggregate reduction in the Company's net sales, as a result of such divestiture and acquisitions, of approximately $22,600 during 2000 compared to 1999).

     See additional discussion in "Operating Segments."

     Gross Profit   The Company's gross profit decreased 2.9% during 2001
compared to 2000 primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $7,964 during 2000 compared to zero in 2001), partially offset by decreased raw material costs in most of the Company's markets. Gross profit margin increased to 21.4% during 2001 compared to 19.9% during 2000. The increased gross profit margin primarily resulted from reduced raw material costs in most businesses and reduced labor and manufacturing overhead in the Consumer Packaging operating segment as a result of the reorganization of its medical and electronics group and the closing of its manufacturing facility in France.

     The Company's gross profit decreased 7.3% during 2000 compared to 1999 primarily as a result of the sale of the Specialty Coating business (Specialty Coating gross profit was $11,038 higher during 1999 compared to 2000) and increased raw material costs across all of the Company's product groups. Gross profit margin decreased to 19.9% during 2000 compared to 22.6% during 1999 as a result of the raw material cost increases in most of the Company's markets, including increases in average plastic resin costs ranging up to 36% during 2000 compared with 1999. Gross profit margin was negatively impacted by margin compression in the medical and electronics markets, partially offset by an increase in gross profit margin of the Company's manufactured paper due to favorable market conditions.

     Operating Expenses Selling and administrative expenses decreased 3.6% during 2001 primarily as a result of the sale of the Specialty Coating business (Specialty Coating's selling and administrative expenses were $4,509 during 2000 compared to zero in 2001). The decrease was partially offset by an increase in incentive compensation costs (incentive compensation costs increased approximately $1,400 during 2001 compared to 2000). As a percentage of net sales, selling and administrative expenses increased to 10.9% during 2001 compared to 10.3% during the prior year. The increase as a percentage of net sales was primarily the result of the increased incentive compensation and decreased selling prices in most businesses.

     Selling and administrative expenses decreased 8.5% during 2000 primarily as a result of the sale of the Specialty Coating business (Specialty Coating's selling and administrative expenses were $5,859 higher during 1999 compared to
2000) and cost control initiatives in all businesses, partially offset by incremental costs from the Pactuco and Folietechniek acquisitions. As a percentage of net sales, selling and administrative expenses decreased to 10.3% during 2000 compared to 11.8% during the prior year. The decrease as a percentage of net sales was primarily the result of the decreased selling and administrative expenses and increased selling prices.

     Amortization of intangibles decreased 4.1% during 2001 compared to the same period in 2000 primarily as a result of the sale of the Specialty Coating business.

     Amortization of intangibles increased 6.3% during 2000 compared to the same period in 1999 primarily as a result of increased goodwill and non-compete agreement amortization associated with the Pactuco and Folietechniek acquisitions, partially offset by the sale of the Specialty Coating business.

     2001 Restructuring Charge During 2001, Ivex recorded a restructuring charge of $2,623 (the "2001 Restructuring Charge") relating to (i) additional closing costs of the Albon, France facility approximating $1,423, (ii) an impairment of certain remaining assets in France of $200, and (iii) an asset impairment of certain thermoforming equipment in the Company's Sedgefield, England facility associated with a restructuring of its manufacturing capacity of $1,000. The Albon facility ceased operations during the second quarter of 2001 and the building was sold during the fourth quarter of 2001. Both the closing of the facility in France and the restructuring of manufacturing capacity at Sedgefield were part of management's restructuring of the Company's European converting operations which began during 2000. The restructuring is substantially complete, however, certain assets remain to be liquidated in France including collection of trade and tax receivables (net assets aggregate approximately $1,350 at December 31, 2001).

     2000 Restructuring Charge   During 2000, Ivex recorded a restructuring
charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European converting operations and the additional charges incurred for the consolidation of the Sparks, Nevada facility.

     The Company recorded expense of $2,600 related to facility exit costs associated with closing certain European operations, including its facility in Albon, France. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations. Additionally, the Company recognized an asset impairment of $194 in connection with the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge of $450 consisted of severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility. The closure of the Sparks, Nevada facility was part of a reorganization of the medical and electronics product group. During the third quarter of 2000, Ivex recorded expense of $267 related to severance costs associated with the closing of its Enniskillen, Northern Ireland facility and $365 related to severance costs associated with the management reorganization of the medical and electronics product group.

     1999 Restructuring Charge During 1999, Ivex recorded a restructuring charge of $4,950 (the "1999 Restructuring Charge") related to facility exit costs and certain asset impairments associated with closing the Hollister, California manufacturing facility, rationalizing and realigning manufacturing capacity in certain of the Company's businesses, including the Sparks, Nevada facility, and exiting Ultra Pac's joint venture in Chile.

     During 1999, the Company recorded expense of $4,000 related to exit costs for the Hollister, California manufacturing facility. The Company is committed to an operating lease of the facility through March 1, 2008. The $4,000 expense included an accrual for the estimated difference between the lease commitment and expected sublease proceeds of $2,758. During the third quarter of 2000, the Company entered into a sublease for the Hollister facility that is expected to generate proceeds $632 greater than initially estimated. Accordingly, the restructuring reserve was reduced for this change in estimate in 2000.

     The Company also recorded expense of $450 as a result of the implementation of a manufacturing capacity rationalization plan during the fourth quarter of 1999 which resulted in closing the Sparks, Nevada facility and removing Protective Packaging production from the Grove City, Pennsylvania facility. The planned consolidations were completed as of the second quarter of 2000.

     Based on continued operating losses and poor cash flow from Ultra Pac's joint venture agreement in Chile, the Company recorded during 1999 an asset impairment of $500 representing the difference between the Company's investment in the joint venture of $875 in the form of common stock, trade receivables and machinery and equipment transfers and the estimated realizable value of such investments.

     Income From Operations Income from operations and operating margin were $61,226 and 9.5%, respectively, during 2001, compared to $61,195 and 8.6%, respectively, during 2000, and $64,913 and 9.6%, respectively, during 1999. Excluding the restructuring charges discussed above, income from operations and operating margin were $63,849 and 9.9%, respectively during 2001, compared to $65,195 and 9.2%, respectively, during 2000, and $69,863 and 10.3%, respectively, during 1999. The decrease in operating income in 2001 was primarily the result of reduced operating profit associated with the sale of the Specialty Coating business (Specialty Coating income from operations in 2000 was $3,353 compared to zero in 2001). This decrease was partially offset by the lower raw material costs and labor and overhead cost structure resulting in the increased gross profit. The decrease in operating income in 2000 compared to 1999 primarily results from the sale of the Specialty Coating business (Specialty Coating income from operations was $4,977 higher during 1999 compared to the corresponding period in 2000). Excluding the effect of the incremental income from operations from the Specialty Coating business in 1999, income from operations during 2000 was consistent with 1999.

     Interest Expense Interest expense during 2001 was $25,104 compared to $32,369 and $30,757 during 2000 and 1999, respectively. The decrease in interest expense in 2001 compared to 2000 primarily resulted from lower aggregate debt outstanding (primarily associated with proceeds from the sale of the Specialty Coating business of approximately $113,000 being used to pay down debt in May
2000) and reduced interest rates on borrowings (the average interest rates on borrowings on the Company's Senior Credit Facility were approximately 0.71% less during 2001 compared to 2000). The increase in 2000 compared to 1999 was primarily due to increased interest rates on borrowings (the average interest rates on borrowings on the Company's Senior Credit Facility were approximately 0.74% higher during 2000 compared to 1999), partially offset by lower aggregate indebtedness due to the debt repayment associated with the sale of the Specialty Coating business.

     Income From Equity Investments The Company has investments in a number of affiliates. Affiliated companies in which Ivex does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings of these affiliates is included in income as earned.

     Income from equity investments primarily results from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. ("Packaging Holdings"). The Company's equity interest in the net income (loss) of Packaging Holdings were $1,837, ($1,866) and $2,845 for the years ended December 31,

2001, 2000 and 1999. The increase during 2001 compared with 2000 was primarily the result of the significant charges recorded by Packaging Holdings during the second quarter of 2000. During the quarter ended June 30, 2000, Packaging Holdings recorded a provision for one large customer account and for severance costs resulting from an operational management restructuring (the "Packaging Holdings Charges"). The Company's share of the Packaging Holdings Charges was $2,123. Excluding the effect of the Packaging Holdings Charges, the increase in equity income primarily resulted from improved sales volume, reduced cost structure (primarily related to the operational management restructuring during 2000) and reduced interest expense.

     The loss from equity investments for 2000 and related decrease in income compared to 1999 resulted primarily from the Packaging Holdings Charges. In addition to the Packaging Holdings Charges, net income at Packaging Holdings was lower during 2000 compared to the corresponding period in the prior year primarily due to increased raw material and energy costs.

     On September 10, 2001, the Company contributed cash of $1,789 and certain assets of its European thermoforming operation into a newly formed joint venture, Vitembal-Ivex S.A., a manufacturer of plastic food packaging products located in Tarascon, France. The Company owns 49% of the joint venture's outstanding common stock and is accounting for Vitembal-Ivex S.A. as a non-consolidated subsidiary using the equity method. At December 31, 2001, the Company's investment in Vitembal-Ivex S.A. approximates $1,614 (excluding goodwill of $2,448). During 2001, the Company recorded losses of $460.

     Loss on Puerto Rican joint venture The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has contributed approximately $2,600 to this joint venture in the form of common stock and inventory and equipment transfers. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment.

     Gain on Sale On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. During 2001, certain obligations associated with the sale of the Specialty Coating business were resolved, resulting in a gain of $4,995.

     Income Taxes The Company's effective tax rate for 2001 approximated 35% compared with 42% during 2000. The decrease in effective tax rate in 2001 compared to 2000 primarily reflects a higher effective rate on the gain on the sale of the Specialty Coating business during 2000, partially due to the non-deductibility for income tax purposes of certain goodwill disposed of as part of the sale of the Specialty Coating business, and a lower effective rate on the tax benefit associated with the 2000 Restructuring Charge discussed above. Excluding the effect of the sale of the Specialty Coating business and the 2000 Restructuring Charge, the Company's effective tax rate for 2001 and 2000 are consistent.

     The Company's effective tax rate for 2000 was 42% compared with 32% during 1999. In 1999, the Company determined that it was more likely than not that its net operating loss carryovers in the United Kingdom would be realized. As such, during 1999 the Company reversed $1,400 of its valuation reserve. Additionally during 1999, the Company recorded a $1,172 nonrecurring tax benefit in its income tax provision resulting from the carry back of certain tax losses. Aside from the effect of the gain on sale of the Specialty Coating business, the 2000 Restructuring Charge and the nonrecurring tax benefits in 1999, the Company's effective tax rate for 2000 and 1999 approximated 35% and 39%, respectively. The decrease in effective tax rate reflected a lower aggregate effective rate for foreign operations and the favorable effect of certain state tax credits received in 2000.

     During 2001, 2000 and 1999, the Company paid cash taxes only for U.S. alternative minimum tax, state taxes and foreign tax (primarily Canada). As a result of the Company's net operating loss carryovers for U.S. federal tax, the Company did not pay regular U.S. federal tax during 2001, 2000 or 1999. At December 31, 2001, the Company had U.S. net operating loss carryovers remaining of $14,549.

     Net Income Net income decreased to $25,983 in 2001 compared to net income of $40,324 in 2000. The decrease is primarily the result of the gain on sale of the Specialty Coating business recorded during the quarter ended June 30, 2000, offset by the 2000 Restructuring Charge and the Packaging Holdings Charges. Excluding the after-tax effect of these items in 2000, the increase in net income is due to the increased gross profit and reduced interest expense.

     Net income increased to $40,324 in 2000 compared to net income of $25,242 in 1999. The increase is primarily the result of the gain on sale of the Specialty Coating business recorded during the quarter ended June 30, 2000, offset by the 2000 Restructuring Charge, the Packaging Holdings Charges, reduced gross profit and higher interest expense. The decrease also results from the one-time tax benefits recorded during 1999.

     Earnings Per Share Diluted earnings per share decreased to $1.26 in 2001 compared to earnings per share of $1.98 in 2000 and $1.20 in 1999. The decrease in 2001 compared to 2000 and the increase in 2000 compared to 1999 primarily results from the gain on the sale of the Specialty Coating business in 2000.

     Excluding the after-tax effect of the gain on sale of the Specialty Coating business ($0.15 per share), the loss on the Puerto Rican joint venture ($0.07 per share) and the 2001 Restructuring Charge ($.08 per share), earnings per share were $1.26 in 2001. Excluding the after-tax effect of the gain on sale of the Specialty Coating business ($1.13 per share), the 2000 Restructuring Charge ($0.14 per share) and the Packaging Holdings Charges ($0.07 per share), earnings per share were $1.06 in 2000. Excluding the effect of the nonrecurring tax benefit ($0.12 per share) and the 1999 Restructuring Charge ($0.14 per share), earnings per share were $1.22 in 1999. Excluding the charges described above, adjusted earnings per share increased to $1.26 in 2001 compared to earnings per share of $1.06 in 2000 and $1.22 in 1999. The increase in earnings per share in 2001 compared to 2000 was primarily the result of the reduced interest expense. The decrease in adjusted earnings per share in 2000 compared to 1999 was primarily related to a reduction in gross profit, as well as increased interest costs.

OPERATING SEGMENTS

     Net Sales The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented.

                                             % OF                     % OF                     % OF
YEARS ENDED DECEMBER 31,         2001      NET SALES      2000      NET SALES      1999      NET SALES
------------------------       --------    ---------    --------    ---------    --------    ---------
Consumer Packaging.........    $528,741       82.2      $547,426       77.0      $488,037       72.2
Protective Packaging.......     114,207       17.8       163,525       23.0       187,935       27.8
                               --------      -----      --------      -----      --------      -----
Total......................    $642,948      100.0      $710,951      100.0      $675,972      100.0
                               ========      =====      ========      =====      ========      =====

     Consumer Packaging's net sales decreased by 3.4% during 2001 compared to the corresponding period in 2000. The decrease primarily resulted from selling price reductions in certain markets including markets for extruded plastic sheet and film (primarily associated with raw material cost decreases), decreased sales of electronics packaging products (approximately $13,100) and decreased sales of converted products in Continental Europe as the Company's manufacturing facility in Albon, France was closed and the business transferred to a minority owned non-consolidated joint venture during 2001 (approximately $7,600). The decrease was partially offset by increased sales of converted products primarily associated with the Company's Canadian converting operations (approximately $9,500, which includes the sales of Chester acquired during the first quarter
2001).

     Consumer Packaging's net sales increased by 12.2% during 2000 compared to the corresponding period in 1999. The increase primarily resulted from increased selling price in most markets (associated with raw material cost increases) and increased unit sales of extruded plastic sheet and converted packaging products for food applications. Unit volume growth in the extruded sheet markets represented approximately $12,181 of the increase. Net sales of medical and electronics packaging products during 2000 increased compared to the corresponding period in 1999 (approximately $5,600, primarily as a result of incremental sales from Pactuco).

     Protective Packaging's net sales decreased by 30.2% during 2001 from the corresponding period in 2000, primarily due to the sale of the Specialty Coating business (Specialty Coating net sales were $40,485 during 2000 compared to zero in 2001) and to decreased unit sales for converted protective packaging products and the Company's manufactured paper associated with weak economic conditions and lower selling price for the Company's manufactured paper. The lower average selling price for the Company's manufactured paper resulted in approximately $4,800 lower sales during 2001 compared to the same period in 2000.

     Protective Packaging's net sales decreased by 13.0% during 2000 from the corresponding period in 1999, primarily due to the sale of the Specialty Coating business. The decrease in net sales was partially offset by increased selling price in most markets (associated with raw material cost increases) and increased unit volume of converted protective packaging and manufactured paper products.

     Adjusted EBITDA Adjusted EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses and restructuring charges. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet future debt service requirements. However, Adjusted EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to Adjusted EBITDA of the Company's operating segments for the periods presented.

                                             % OF                     % OF                     % OF
YEARS ENDED DECEMBER 31,         2001      NET SALES      2000      NET SALES      1999      NET SALES
------------------------       --------    ---------    --------    ---------    --------    ---------
Consumer Packaging.........    $ 93,488      17.7       $ 87,193      15.9       $ 86,033      17.6
Protective Packaging.......      18,390      16.1         25,512      15.6         30,970      16.5
Corporate expenses.........      (9,328)       --         (6,944)       --         (8,159)       --
                               --------      ----       --------      ----       --------      ----
Total......................    $102,550      15.9       $105,761      14.9       $108,844      16.1
                               ========      ====       ========      ====       ========      ====

     The Company's Adjusted EBITDA decreased 3.0% from $105,761 to $102,550 and EBITDA margin increased from 14.9% to 15.9% during 2001 compared to the same period in 2000. The 7.2%, or $6,295, increase in Consumer Packaging's EBITDA during 2001 was primarily due to reduced raw material costs for extruded products and converted products for food applications and reduced manufacturing overhead costs associated with the reorganization of the medical and electronics group and the closing of its manufacturing facility in France. The increase in the Company's Adjusted EBITDA during 2001 was partially offset by increased incentive compensation. The decrease in Protective Packaging's EBITDA of 27.9%, or $7,122 is primarily due to the sale of the Specialty Coating business (Specialty Coating EBITDA was approximately $4,679 during 2000) and the decreased sales volume.

     The Company's Adjusted EBITDA decreased 2.8% from $108,844 to $105,761 and EBITDA margin decreased from 16.1% to 14.9% during 2000 compared to the same period in 1999. The 1.3%, or $1,160, increase in Consumer Packaging's EBITDA during 2000 was primarily attributable to increased unit sales volume in the Company's Extrusion and U.S. and Canadian Converting operations, partially offset by reduced margin resulting from raw material cost increases and reduced EBITDA in the medical and electronics business. The decrease in Protective Packaging's EBITDA of 17.6%, or $5,458 was primarily due to the sale of the Specialty Coating business, partially offset by increased unit sales volume of converted protective packaging and manufactured paper products. (Specialty Coating EBITDA was approximately $7,424 higher during 1999 compared to the corresponding period in 2000).

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." The Company has been advised that FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgements and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

     The Company's accounting policies are disclosed in Note 2 -- Summary of Significant Accounting Policies to the Company's consolidated financial statements. The more critical of the Company's policies include revenue recognition and the use of estimates in valuing inventories and accounts receivable which are described below:

     Revenue Recognition -- The Company continues to recognize revenues primarily when products are shipped. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Shipping and handling costs are included as a component of cost of goods sold.

     Inventories -- The Company states inventories at the lower of cost or market using the first-in, first-out (FIFO) method to determine the cost of raw materials and finished goods. Such cost includes raw materials, direct labor and manufacturing overhead. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value. Inherent in the estimates of net manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

     Accounts Receivable -- Accounts receivable from sales to customers are unsecured and the Company values accounts receivable net of allowances for doubtful accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents of $6,826 and $65,008 was available under the Revolving Credit Facility of IPC's Senior Credit Facility (the "Senior Credit Facility"). IPC's working capital at December 31, 2001 was $74,543. During 2001, the Company reduced accounts receivable and inventory balances by $23,095 and made investments in accounts receivable and inventory aggregating $24,933 in 2000 and $32,194 in 1999. The reduced investment in accounts receivable and inventory in 2001 compared to 2000 and 1999 primarily reflects decreased selling price and raw material cost and improved working capital management throughout 2001. The decrease in accounts payable and accrued invoices during 2001 corresponds with the reduced inventory and timing of payments to vendors.

     The Company's primary short-term and long-term operating cash requirements for the Company are for debt service, working capital and capital expenditures. The Company expects to rely on cash generated from operations supplemented by Revolving Credit Facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

     The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments of $263 per quarter through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined there in, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of December 31, 2001, such rate was LIBOR plus 1.375%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of December 31, 2001, such rate for the Term B Loan was LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit

Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

     The Company has $34,998 of industrial revenue bonds at December 31, 2001 which require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under the Company's Senior Credit Facility provide credit enhancement for IPC's industrial revenue bonds.

     In order to reduce the impact of changes in interest rates on its variable rate debt, the Company has entered into certain interest rate derivative instruments which are discussed in "Quantitative and Qualitative Disclosures About Market Risk."

     The Company made capital expenditures of $21,894, $40,916 and $48,323 in 2001, 2000 and 1999, respectively. The decrease in capital expenditures in 2001 is primarily the result of the strong capital investment in 2000 and 1999. In 2002 and future periods, capital spending is expected to approximate or slightly exceed depreciation expense.

     During 2001, the Company made payments related to its restructuring reserves totaling $4,518. The remaining balance sheet reserve at December 31, 2001 related to the restructuring charges was $1,991, representing $1,284 of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $707 of severance, contractual obligations and facility exit costs associated with closing certain European operations.

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

     On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." While the SEC intends to consider rulemaking regarding the topics addressed in this statement and other topics covered by MD&A, the purpose of this statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described. Generally, FR-61 addresses disclosure relating to (i) liquidity and capital resources, including "off balance sheet" arrangements, (ii) certain trading activities that include non-exchange traded contracts accounted for at fair value and (iii) effects of transactions with related and certain other parties. The following summarizes the Company's significant disclosures relating to the topics of FR-61:

     The Senior Credit Facility requires the Company to maintain certain financial ratios and levels of net worth. The Company has continued in compliance with these covenants as of December 31, 2001, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of the Company's obligations under the Senior Credit Facility ($300,824 as of December 31, 2001) and foreclosure on the collateral securing such obligations.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this Report, including Note 5 -- Long-Term Debt and
Note 11 -- Commitments and Contingencies to the consolidated financial statements. A summary of significant contractual obligations as of December 31, 2001 is included as follows:

                                                   LONG-TERM      OPERATING
                                                      DEBT          LEASE
                                                   MATURITIES    COMMITMENTS     TOTAL
                                                   ----------    -----------    --------
2002............................................    $ 23,526       $15,449      $ 38,975
2003............................................     204,127         6,789       210,916
2004............................................      74,311         5,022        79,333
2005............................................       4,241         4,228         8,469
2006............................................          67         3,692         3,759
Thereafter......................................      30,560         7,745        38,305
                                                    --------       -------      --------
Total...........................................    $336,832       $42,925      $379,757
                                                    ========       =======      ========

     Since November 1998, the Company has an investment in Packaging Holdings consisting of 48.19% of the common stock of Packaging Holdings and 12% Subordinated Notes with an original face value of $12,500 (the "Packaging Notes"). The Company has accounted for its common stock investment in Packaging Holdings through the equity method of accounting. The remaining equity investors in Packaging Holdings include among others, certain members of the management and directors of the Company.

     At December 31, 2001, the Company's equity investment asset was $10,688 and the balance of the Packaging Notes was $18,132. Interest on the Packaging Notes is currently paid-in-kind at a rate of 12% on a semi annual basis. The Packaging Notes are unsecured and mature on November 21, 2005.

     Pursuant to a consulting agreement, Packaging Holdings pays the Company a fixed annual consulting fee for certain services rendered to Packaging Holdings by IPC. During 2001 the Company recorded consulting fee income of $500 related to this agreement.

     Pursuant to a consulting agreement, Valentine Paper, Inc. ("Valentine") paid to the Company a performance based consulting fee equal to $250 for certain services rendered to Valentine by the Company during 2001. Certain members of the management and directors of the Company own outstanding common stock of Valentine.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. These statements eliminate the pooling-of-interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Subject to final analysis, the Company expects the application of the non-amortization provisions of SFAS No. 142 to result in a reduction of amortization expense of $2,562 in 2002. The Company also expects to complete the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the first half of 2002.

     According to SFAS No. 142, impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     According to SFAS No. 142, impairment of indefinite-lived intangible assets are measured according to a one-step approach. This approach requires that indefinite-lived intangible assets are tested for impairment at least annually. This impairment test compares the estimated fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess.

     According to this statement, any impairment loss recognized as a result of its initial application will be reported as resulting from a change in accounting principle. The Company is in the process of measuring fair values of its SFAS No. 142 reporting units to determine the amount of impairment losses, if any, using a valuation date of January 1, 2002. The Company is unable at this time to estimate the effect of these tests on our earnings or financial position.

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

     Interest Rates. The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of December 31, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding and has entered into agreements for an additional $50,000 notional value of interest rate derivatives beginning November 5, 2002 (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

     The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has entered into two interest rate swap agreements with two banks beginning November 5, 2002, that effectively fix the Company's LIBOR base rate for $50,000 ($25,000 and $25,000) of the Company's indebtedness at a rate of 4.53% and 4.5275%, respectively through November 5, 2003. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $8,213 as of December 31, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instrument, net of tax, was recorded in other comprehensive income (loss) during 2001.

     During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as cash flow hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that was amortized over the instrument period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and are identified by the use of forward looking words and phrases, such as "estimates," "plans," "expects," "to continue," "subject to," "target" and such other similar phrases. These forward-looking statements are based on the current expectations of the Company. Because forward looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies (see "Business-Raw Materials"); (iii) increased competition in the Company's product lines (see "Business-Competition"); (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations (see "Business-Environmental Matters and Government Regulations"); (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk"); (ix) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the control of the Company and its subsidiaries; and (x) the Company's actual performance and highly leveraged financial condition (see Management's Discussion and Analysis of Financial Conditions and Results of Operation-Liquidity and Capital Resources").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and supplementary data are included in this Report. See Index to Financial Statements and Supplementary Data in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of, and the recent business experience and certain other information for each director of the Company:

                                                                                                   TERM TO
NAME                                           PRINCIPAL OCCUPATION OR EMPLOYMENT           AGE     EXPIRE
----                                           ----------------------------------           ---    -------
CLASS I
Glenn R. August......................    Mr. August has served as a Director of the         40      2004
                                         Company since March 1993. Mr. August has served
                                         as a Managing Director of Oak Hill Partners,
                                         Inc. and its predecessor since 1987. Since
                                         August 1996, Mr. August has served as President
                                         of Oak Hill Advisors, L.P., the exclusive
                                         advisor to the Oak Hill Securities Fund, L.P.
                                         and the Oak Hill Securities Fund II, L.P. Mr.
                                         August is also a director of Stage Stores, Inc.
Frank V. Tannura.....................    Mr. Tannura has served as a Director of the        45      2004
                                         Company since August 1995, Executive Vice
                                         President and Chief Financial Officer of the
                                         Company since February 1999 and Vice President
                                         and Chief Financial Officer of the Company
                                         since October 1989.
CLASS II
R. James Comeaux.....................    Mr. Comeaux has served as a Director of the        64      2002
                                         Company since December 1, 1997. Mr. Comeaux has
                                         served as President of Petrochemical Management
                                         Inc. since 1993 and as President and Chief
                                         Executive Officer of Arcadian Corporation from
                                         1989 to 1993. Mr. Comeaux is also a director of
                                         Enchira Biotechnology Corporation.
William J. White.....................    Mr. White has served as a Director of the          63      2002
                                         Company since December 1, 1997. Mr. White has
                                         been a professor at Northwestern University
                                         since January 1998. Mr. White served as
                                         Chairman of the Board and Chief Executive
                                         Officer of Bell & Howell Company from February
                                         1993 to December 1997 and of Bell & Howell
                                         Operating Company from February 1990 to
                                         December 1997. He is also a director of
                                         Proquest Company (formerly Bell & Howell
                                         Company) and Readers Digest Association, Inc.

                                                                                                   TERM TO
NAME                                           PRINCIPAL OCCUPATION OR EMPLOYMENT           AGE     EXPIRE
----                                           ----------------------------------           ---    -------
CLASS III
George V. Bayly......................    Mr. Bayly has served as Chairman of the Board,     59      2003
                                         Director, President and Chief Executive Officer
                                         of the Company since January 1991. Mr. Bayly is
                                         also a director of General Binding Corporation.
Anthony P. Scotto....................    Mr. Scotto has served as a Director of the         54      2003
                                         Company since August 1995. Since September of
                                         1999, Mr. Scotto has been a Managing Director
                                         of Oak Hill Advisors, Inc., the exclusive
                                         advisor to the Oak Hill Securities Fund, L.P.
                                         and the Oak Hill Securities Fund II, L.P. Prior
                                         to September of 1999, Mr. Scotto had been a
                                         Managing Director of Oak Hill Partners, Inc.
                                         and its predecessor.

     Information regarding executive officers of the Company is set forth under the caption "Executive Officers" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation paid by the Company to (i) the Company's chief executive officer, (ii) each of the Company's four most highly compensated executive officers other than the chief executive officer whose annual salary and bonus exceed $100,000 and who were serving as executive officers of the Company at the end of 2001, and (iii) one additional individual who would have been among such four executive officers but for the fact that he was not serving as an executive officer at the end of the 2001 fiscal year, in each case for all services rendered during the fiscal years 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM COMPENSATION(4)
                                                                  -----------------------------------
                                                                    AWARDS
                                                                  ----------
                                                                  SECURITIES   PAYOUTS
                                 ANNUAL COMPENSATION AWARDS(3)    UNDERLYING   -------
                                 -----------------------------     OPTIONS/     LTIP      ALL OTHER
                                         SALARY        BONUS         SARS      PAYOUTS   COMPENSATION
             NAME                YEAR    ($)(1)       ($)(2)        ($)(5)     ($)(6)       ($)(7)
             ----                ----   ---------    ---------    ----------   -------   ------------
George V. Bayly................  2001     596,813      280,000          --     375,000     576,241
  President and Chief            2000     568,392      555,000          --     125,000     599,070
  Executive Officer              1999     541,327           --          --          --     633,654
Frank V. Tannura...............  2001     393,958      180,000          --     187,500     331,176
  Executive Vice President       2000     366,917      387,500          --      62,500     361,355
  and Chief Financial Officer    1999     336,422           --      20,000          --     341,003
Gene Gentili...................  2001     283,500       70,000      20,000          --      90,877
  Vice President and             2000     270,000       80,000      15,000          --      70,321
  General Manager                1999     253,333      100,000      15,000          --      94,151
Thomas S. Ellsworth............  2001     310,000      135,000      10,000          --     102,542
  Vice President and             2000     310,000       60,000      10,000          --     183,500
  General Manager                1999     282,500       80,000      10,000          --     170,286
G. Douglas Patterson...........  2001     236,550       63,400      15,000          --     129,128
  Vice President and             2000     226,000      150,000      15,000          --     140,528
  General Counsel                1999     218,608       20,000      20,000          --     132,586
Gordon B. Bonfield.............  2001     393,021(8)        --          --          --      78,905
  Executive Vice President       2000     355,833      112,500      70,000          --      53,693
  and Chief Operating Officer    1999     181,458(9)   100,000(9)   90,000          --     172,389

-------------------------
 (1) Includes amounts deferred pursuant to the Company's Retirement Plan and Trust and under the Company's Executive Deferred Compensation Plan.

 (2) Includes (i) annual bonus awards for services rendered in 2001, 2000 and 1999 that were paid under the Company's Executive Incentive Bonus Plan and
     (ii) special one-time bonuses of $375,000, $275,000 and $100,000 which were paid to Messrs. Bayly, Tannura and Patterson, respectively, in 2000 in connection with the Company's completion of the Company's sale of its Specialty Coating business during May 2000. The Executive Incentive Compensation Plan provides the executive officers of the Company with annual awards for outstanding individual performance contributing to the present and future success of the Company. Awards are based upon the Company's achievement of, among other things, certain predetermined financial objectives such as minimum EBITDA and earnings per share targets as well as the attainment of key individual strategic and operational goals.

 (3) The column designated by the Commission for the reporting of "Other Annual Compensation" has been deleted because no such disclosable compensation was paid to any of the named executive officers in any of the reported calendar years.

 (4) The column designated by the Commission pursuant to the applicable regulations for the reporting of "Restricted Stock Awards" has been deleted because no restricted stock of the Company was awarded to any of the named executive officers in any of the reported calendar years.

 (5) The options reported for 2001 reflect 20,000, 15,000 and 10,000 granted to Messrs. Gentili, Patterson and Ellsworth, respectively. The options reported for 2000 reflect the 70,000, 15,000, 10,000 and 15,000 granted to Messrs. Bonfield, Patterson, Ellsworth and Gentili, respectively. The options reported for 1999 reflect 90,000, 20,000, 10,000, 15,000 and 20,000 granted to Messrs. Bonfield, Tannura, Ellsworth,

     Gentili and Patterson, respectively. These grants were made under the Amended and Restated 1997 Ivex Packaging Corporation Long Term Stock Incentive Plan (the "1997 Stock Option Plan").

 (6) The column designated as "LTIP Payouts" includes the vested portions of the economic benefits made available to Messrs. Bayly and Tannura under the terms of the Company's 1999 Long-Term Incentive Plan pursuant to which each of Mr. Bayly and Mr. Tannura received a reduction of his Stock Loan (as hereinafter defined) in an amount equal to the after-tax equivalent of the amount specified in the column.

 (7) The 2001 All Other Compensation column includes (i) the Company's contributions (excluding employee earnings reduction contributions) under the Company's Retirement Plan and Trust and under the Company's Executive Deferred Compensation Plan during fiscal 2001 as follows: $8,500 to Mr. Bayly; $8,500 to Mr. Tannura; $5,688 to Mr. Gentili; $8,500 to Mr. Ellsworth; $8,500 to Mr. Patterson and $2,100 to Mr. Bonfield; (ii) insurance premiums with respect to the Company's Executive Disability Income Coverage paid by the Company during 2001 as follows: $10,615 for Mr. Bayly; $3,872 for Mr. Tannura; $7,459 for Mr. Gentili; $7,360 for Mr. Ellsworth; $4,682 for Mr. Patterson; and $3,619 for Mr. Bonfield; (iii) the Company's payment during 2001 of $150,000 of nonqualified retirement benefits and life insurance premiums to Mr. Bayly pursuant to the terms of his Amended and Restated Employment Agreement, dated as of January 1, 2002;
     (iv) the Company's payment during 2001 of $30,341, $67,469, $51,025,
     $45,000 and $32,493 to Messrs. Bayly, Tannura, Gentili, Ellsworth and Patterson, respectively, under the Company's Executive Deferred Compensation Plan; (v) the Company's payment to the named executive officers of the following amounts to enable them to make (on an after tax basis) the 2001 interest payments on their respective promissory notes (the "Stock Loans") payable to the Company: Mr. Bayly -- $376,785; Mr.
     Tannura -- $251,335; Mr. Gentili -- $26,705; Mr. Ellsworth -- $41,682; and
     Mr. Patterson -- $83,453; and (vi) the Company's payment of $73,186 under the Company's Executive Deferred Compensation Plan to Mr. Bonfield in connection with his employment termination. See "Certain Relationships and Related Transactions".

 (8) Mr. Bonfield's employment with the Company terminated on July 6, 2001. For 2001, the amount includes Mr. Bonfield's separation payments after July 6, 2001.

 (9) For 1999, the amount includes Mr. Bonfield's salary and guaranteed bonus from June 30, 1999, the date on which his employment with the Company commenced.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                         INDIVIDUAL GRANTS                                   VALUE
                              ----------------------------------------                 AT ASSUMED ANNUAL
                                               % OF TOTAL                                     RATE
                                NUMBER OF     OPTIONS/ SARS                              OF STOCK PRICE
                               SECURITIES      GRANTED TO     EXERCISE                  APPRECIATION FOR
                               UNDERLYING     EMPLOYEES IN    OR BASE                    OPTION TERM(3)
                              OPTIONS/SARS       FISCAL        PRICE     EXPIRATION   --------------------
            NAME              GRANTED(#)(1)      YEAR(2)       ($/SH)       DATE       5%($)       10%($)
            ----              -------------   -------------   --------   ----------    -----       ------
Gene Gentili................     20,000            4.6%        19.00      12/31/11    $238,979    $605,622
  Vice President and
  General Manager
Thomas S. Ellsworth.........     10,000            2.3%        19.00      12/31/11     119,489     302,811
  Vice President and General
  Manager
G. Douglas Patterson........     15,000            3.4%        19.00      12/31/11     179,234     454,216
  Vice President and General
  Counsel
Gordon B. Bonfield(4).......          0             --            --            --          --          --
  Executive Vice President
  and Chief Operating
  Officer

-------------------------
(1) The options specified in this column reflect each named executive officer's portion of the Company's stock options issued during 2001 under the 1997 Stock Option Plan. These options vest 33 1/3% over the first three years of the ten-year option term.

(2) Reflects the percentage of all options granted to all employees during the fiscal year ended on December 31, 2001.

(3) The potential realized dollar values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates established by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company.

(4) Mr. Bonfield's employment with the Company terminated on July 6, 2001.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        NUMBER OF
                                                                        SECURITIES          VALUE OF
                                                                        UNDERLYING        UNEXERCISED
                                                                       UNEXERCISED        IN-THE-MONEY
                                             SHARES                    OPTIONS/SARS       OPTIONS/SARS
                                           ACQUIRED ON     VALUE      AT FY-END (#)      AT FY-END ($)
                                            EXERCISE      REALIZED     EXERCISABLE/       EXERCISABLE/
                 NAME                          (#)          ($)       UNEXERCISABLE     UNEXERCISABLE(1)
                 ----                      -----------    --------    -------------     ----------------
George V. Bayly........................          --            --          457,856/0    $    1,253,568/0
  President and Chief Executive Officer
Frank V. Tannura.......................          --            --      192,918/6,666    $      478,752/0
  Executive Vice President and Chief
  Financial Officer
Gene Gentili...........................          --            --      77,876/40,000    $243,928/125,600
  Vice President and General Manager
Thomas S. Ellsworth....................       3,334        16,917     121,075/19,999    $370,093/ 83,724
  Vice President and General Manager
G. Douglas Patterson...................          --            --      79,986/31,666    $315,262/140,594
  Vice President and General Counsel
Gordon B. Bonfield(2)..................      13,334       109,269           13,333/0    $      119,997/0
  Executive Vice President and Chief
  Operating Officer

-------------------------
(1) The value of the unexercised options is based upon the difference between the closing price of $19.00 per share of Common Stock on the New York Stock Exchange on December 31, 2001 (the last trading day in 2001) and the option exercise price.

(2) Mr. Bonfield's employment with the Company terminated on July 6, 2001.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                       ESTIMATED FUTURE PAY-OUTS UNDER NON-STOCK
                                                                                   PRICE-BASED PLAN
                         NUMBER OF SHARES,    PERFORMANCE OR OTHER     -----------------------------------------
                          UNITS OR OTHER          PERIOD UNTIL          THRESHOLD       TARGET         MAXIMUM
        NAME               RIGHTS (#)(1)      MATURATION OR PAY-OUT     ($ OR #)       ($ OR #)       ($ OR #)
        ----             -----------------    ---------------------     ---------      --------       --------
George V. Bayly......    $750,000 per year    Each December 31         $1,125,000     $2,250,000     $3,375,000
  President & Chief                           during three year
  Executive Officer                           Period Ending
                                              12/31/02
Frank V. Tannura.....    $375,000 per year    Each December 31         $  562,500     $1,125,000     $1,687,500
  Executive Vice                              during three year
  President & Chief                           Period Ending
  Financial Officer                           12/31/02

-------------------------
(1) Under the 1999 Long-Term Incentive Plan (the "1999 LTIP"), the participants have been awarded the opportunity to earn during each year of the three-year period ending on December 31, 2002 (the "Performance Period") a reduction of their Stock Loans in amounts equal to the after-tax equivalent of their respective annual Targets under the Plan. On an annual basis, the Company will forgive a portion of each executive's Stock Loan in an amount equal to the after-tax equivalent of the vested and earned Target amounts. One-half of the annual Target amounts ($375,000 per year for Mr. Bayly and $187,500 per year for Mr. Tannura) (the "Base Amounts") will vest one-third in the year of the award and one-third in each of the two succeeding years. The other one-half of the annual Target amounts ($375,000 per year for Mr. Bayly and $187,500 per year for Mr. Tannura) (the "Performance Amounts") will become earned only upon the Company's achievement of certain earnings-per-share targets for each such year and will vest one-third in the year earned and one-third in each of the two succeeding years. Over the three-year Performance Period, 0% to 200% of the Performance Amounts will be earned if the Company achieves certain earnings-per-share growth during each year of the Performance Period. The Company's Compensation Committee has retained the right to adjust the earnings targets as necessary to reasonably and fairly administer this Plan. All earned and unvested amounts shall be vested upon a change of control or an executive's termination of employment without cause or for good reason.

CERTAIN EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Pursuant to Mr. Bayly's Amended and Restated Employment Agreement dated as of January 1, 2002 with the Company, (i) the Company has agreed to employ Mr. Bayly through December 31, 2004 (provided that beginning on January 1, 2002, the term thereof is automatically extended for one additional day for each day which has then elapsed since December 31, 2001 unless on or after December 31, 2001 either the Company's Board of Directors or Mr. Bayly gives notice that the automatic extension shall cease) as Chairman, President and Chief Executive Officer of the Company, (ii) Mr. Bayly receives a base salary of $626,653 during 2002 (subject to increase at the discretion of the Board of Directors), (iii) Mr. Bayly is entitled to an aggregate of $150,000 per year for life insurance, disability insurance and nonqualified retirement benefits, (iv) Mr. Bayly is eligible for an annual performance bonus based upon the achievement of predetermined financial objectives, and (v) Mr. Bayly will receive certain severance benefits if his employment is terminated without cause (as therein defined) or if Mr. Bayly terminates the agreement for good reason (as therein defined). These severance benefits include, among other things, the payment of a lump sum equal to four times the sum of (x) the annual salary then in effect and
(y) the target amount of the annual performance bonus for the year in which the termination occurs. In addition, Mr. Bayly will receive a pro-rata portion of his performance bonus for the year in which his employment is terminated plus a cash payment equal to Mr. Bayly's $750,000 target amount under the 1999 LTIP. Mr. Bayly will also receive the continuation of certain benefits and supplemental benefits for four years after the date of termination and the continuation of medical insurance benefits until Mr. Bayly becomes eligible for coverage with a new employer or under Medicare. Mr. Bayly will also be entitled to receive certain supplemental Medicare insurance benefits. Mr. Bayly's Employment Agreement restricts Mr. Bayly from competing with the Company during his employment and, in certain circumstances, for an additional one-year period after the termination of Mr. Bayly's employment. In addition, the Company has agreed to gross-up payments to Mr. Bayly for certain taxes, interest and penalties that may be imposed by certain sections of the Code.

     Pursuant to Mr. Tannura's Amended and Restated Employment Agreement dated as of January 1, 2002 with the Company, (i) the Company has agreed to employ Mr. Tannura through December 31, 2004 (provided that beginning on January 1, 2002, the term thereof is automatically extended for one additional day for each day which has then elapsed since December 31, 2001 unless either the Board of Directors of the Company or Mr. Tannura gives notice that the automatic extension shall cease) as Executive Vice President and Chief Financial Officer,
(ii) Mr. Tannura is entitled to receive a base salary of $410,000 per year (subject to increase at the discretion of the Board of Directors), (iii) Mr. Tannura is eligible to receive an annual performance bonus based upon the achievement of predetermined financial objectives, and (iv) Mr. Tannura will receive certain severance benefits if his employment is terminated without cause (as therein defined) or if Mr. Tannura terminates the agreement for good reason (as therein defined). These severance benefits include, among other things, the payment of a lump sum equal to three times the sum of (x) his annual salary then in effect and (y) the target amount of his performance bonus for the year in which his termination of employment occurs. In addition, Mr. Tannura will receive a pro-rata portion of his performance bonus for the year in which his employment is terminated and a cash payment equal to Mr. Tannura's $375,000 target amount under the 1999 LTIP. Under this Agreement, Mr. Tannura will also receive the continuation of all benefits for the three year period after the date of termination (including, three cash payments equal to Mr. Tannura's $375,000 target amount under the 1999 LTIP), the continuation of medical insurance coverage for three years, unless prior thereto Mr. Tannura becomes eligible for coverage with a new employer, and the acceleration of vesting of all stock options exercisable for the Company's Common Stock. In addition, the

Company has agreed to gross-up payments to Mr. Tannura for certain taxes, interest and penalties that may be imposed by certain sections of the Code.

     Upon the occurrence of a Change of Control of the Company (as defined in each of Mr. Bayly's and Mr. Tannura's employment agreements), Mr. Bayly and Mr. Tannura would be entitled to receive the severance benefits which are described in the above paragraphs.

     The Company has entered into certain employment and severance agreements with certain other named executive officers pursuant to which such officers will receive either (i) salary continuation for periods up to two years or (ii) a lump sum payment equal to (x) one times the sum of the executive's annual salary then in effect plus the target amount of such executive's annual performance bonus plus the annual amount of the executive's deferred compensation for the year in which his termination of employment occurs if such executive's employment is terminated without cause (as therein defined) or for good reason (as therein defined), or (y) two times such amounts if such executive's employment is similarly terminated after a change of control (as therein defined). Under the severance agreements, the executive will also receive a pro-rata bonus for the year in which employment is terminated and the continuation of all benefits for such one or two year period plus the acceleration of vesting of all stock options exercisable for the Company's Common Stock. In addition, the Company has agreed to gross-up payments to certain of these executives for certain taxes, interest and penalties that may be imposed by certain sections of the Code.

     The Company has adopted a Transaction Incentive/Retention Program pursuant to which the Company's named executive officers and twenty other key employees of the Company are entitled to receive cash payments upon the closing of certain strategic transactions involving the Company (including, a change of control (as therein defined) of the Company) which occur on or before December 31, 2002. The aggregate amount of such cash payments vary depending upon the share price implicit in the transaction, and the maximum amount payable under this plan is $9.25 million. This program was designed to retain, motivate and reward the Company's executive officers in the event that their performance and teamwork creates significant shareholder value through a strategic transaction which results in a change of control of the Company. Fifty percent (50.0%) of each executive's cash incentive will be paid concurrently with the closing of the transaction and the remaining fifty percent (50.0%) will be paid upon the earlier to occur of (x) the sixth month anniversary of such closing date, or (y) the termination of the executive's employment with the Company without cause (as therein defined) or for good reason (as therein defined).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Messrs. William J. White (Chairman) and Anthony P. Scotto. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) or as a member of the Board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

                    REPORT OF THE COMPENSATION COMMITTEE ON
                  EXECUTIVE COMPENSATION FOR FISCAL YEAR 2001

INTRODUCTION AND BACKGROUND

     The following report is provided in accordance with the rules of the Securities and Exchange Commission and covers compensation policies applicable to the Company's executive officers, including the named executive officers, during 2001. The report has been approved by the members of the Compensation Committee.

     The Company's Compensation Committee is comprised of Messrs. White (Chairman) and Scotto, each of whom is an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

     The Compensation Committee held three meetings during 2001 and one during January 2002. In connection with the January 2002 meeting, the Company's Chief Executive Officer submitted recommendations to the Committee with respect to the issuance of stock options for the executive officers for 2001. Following a review of such recommendations, the Committee approved the 2001 stock option allocations for the executive officers.

COMPENSATION PHILOSOPHY

     The Company's executive compensation program has been designed to attract, motivate, reward and retain the Company's executive officers by providing them with a competitive total compensation opportunity based upon performance, team work and the creation of stockholder value.

     The key elements of the Company's executive officer compensation program are designed to:

     - Create a direct link between executive officer compensation and the Company's financial and stock performance.

     - Provide a competitive base salary with an annual cash bonus opportunity directly linked to the Company's annual financial performance (the annual cash bonus awards vary significantly in correlation with the Company's financial performance and compensate the executive officers with superior cash compensation for superior financial results and below median level cash compensation for below average financial results). Cash bonus awards, at target levels of performance, are designed to be competitive with those companies which the Company believes are most likely to compete with the Company for the services of its executive officers.

     - Create a meaningful long-term cash incentive and/or stock option incentive directly linked to the Company's long term growth, financial success and stockholder return.

PROGRAM COMPONENTS

     From time to time during the past several years, the Company has contracted with independent compensation consulting firms to review the Company's executive officer compensation philosophy and programs. As part of such reviews, such consultants have presented to the Compensation Committee and management, from time to time, and have periodically updated, information on the base salaries, cash bonuses and equity-based compensation programs of senior executives at various companies identified by the Company.

     Over the past several years, the Company has designed its executive officer compensation to include three basic components: (i) base salary, (ii) annual cash bonuses and (iii) stock option grants. During 1999, based upon the recommendations of an independent consulting firm, the Company adopted a long-term incentive plan (the "1999 LTIP") for certain of the Company's executive officers (Messrs. Bayly and Tannura) pursuant to which such officers will be eligible to receive an economic award (in the form of a reduction of the executive officer's Stock Loan indebtedness to the Company) based upon the Company's achievement of certain earnings-per-share targets. In addition, during 2001, the Company adopted the Transaction Incentive/ Retention Program in order to retain, motivate and reward the Company's executive officers in the event that their performance and teamwork leads to the creation of significant shareholder value through a strategic transaction which results in a change of control of the Company.

     The Company has established executive officer base salaries to be competitive with the salary levels for the executives at other similar companies identified by the Company, and has desired to provide an opportunity for total cash compensation (base salary plus annual cash bonus) to significantly exceed such levels upon the Company's achievement of certain predetermined, budgeted financial objectives such as earnings-per-share and cash flow targets. In this way, the Company sought to have a significant portion of each executive's annual cash compensation at risk.

     Under the 1997 Stock Option Plan, the Company established a stock option plan for its executive officers pursuant to which a meaningful number of stock options have been granted with the specific intent to directly align each executive's long-term financial interests with the financial interests of the Company's stockholders. To date, all of these stock options have had exercise prices equal to the fair market value of the underlying shares on the date of grant so that compensation is earned only through appreciation in the fair market value of the underlying shares. The Company also adopted the 1999 LTIP in order to continue to motivate Messrs. Bayly and Tannura based upon the Company's achievement of certain earnings-per-share targets. Generally, the Company expects to grant stock options and/or cash long-term incentive awards on an annual basis (if warranted by the Company's growth and profitability) and individual grants are expected to be based on, among other things, the executive officer's responsibilities, individual performance and potential to contribute to the Company. To encourage an executive officer's long-term performance, stock options and/or cash long-term incentive awards generally will vest over three years and the stock options will terminate ten years after the date of grant. The opportunity to own stock is considered an important component in an executive officer's compensation package.

     The Compensation Committee intends to continue this basic compensation philosophy by continuing to place a significant portion of each year's cash compensation at risk and by using stock option and cash long-term incentive grants as the primary element of long-term incentive compensation.

     The following is a discussion of the elements of the Company's 2001 executive officer compensation program, along with a description of the decisions and actions taken by the Committee with regard to 2001 compensation. Also included is a specific discussion of the decisions regarding Mr. Bayly's 2001 compensation for performing the duties of Chairman, President and Chief Executive Officer. The tables and accompanying narrative and footnotes included in "Executive Compensation and Other Information" which precede this Committee report reflect the decisions covered by the discussions below.

BASE SALARY

     During 2001, the base salary levels of Mr. Bayly and Mr. Tannura were governed by their respective Employment Agreements and the base salaries of the other executive officers, including the named executive officers, were recommended by Mr. Bayly for approval by the Compensation Committee. Salary payments in 2001 were made to compensate the executive officers for their on-going performance through the year. The Company's salary ranges and resulting salaries are based on a relative valuing of the duties and responsibilities of each executive officer position. Salary increases during 2001 were based upon consideration of each executive officer's performance and position.

ANNUAL CASH AND BONUS INCENTIVES

     The Executive Incentive Bonus Plan provides the executive officers of the Company with annual cash bonuses for outstanding individual performance contributing to the present and future success of the Company. The purpose of this plan is to link a significant portion of executive pay to both the Company's financial performance and to the attainment of certain defined key initiatives. The partial awards which were made under this Plan during 2001 to the Company's executive officers aggregated approximately 66% of targeted levels since the Company only partially achieved certain predetermined EBITDA goals and certain predetermined earnings-per-share goals for the year. Also, based upon the Company's financial results, the Compensation Committee determined that Messrs. Bayly and Tannura earned and vested in one-third of their respective $750,000 and $375,000 Base and Performance Amounts for 2001 under the 1999 LTIP.

STOCK COMPENSATION

     The grant of stock options is designed to align the financial interests of the executive officers with the financial interests of the Company's stockholders. Under the Company's 1993 Stock Option Plan, certain of the Company's executive officers accumulated stock options which, in connection with the Company's 1997 initial public offering, were converted into shares of the Company's common stock, thereby directly aligning their financial interests with the financial interests of the Company's stockholders. The stock options granted to the executive officers under the 1993 Stock Option Plan and the 1997 Stock Option Plan have exercise prices equal to the fair market value of the underlying common stock on the date of grant so that compensation will be earned only through appreciation in the fair market value of the underlying common stock. During 2001, the individual grants of stock options reflected in the "Option/SAR Grants in Last Fiscal Year" table were based upon, among other things, each executive officer's responsibilities, individual performance and potential to contribute to the Company, and in order to encourage such executive officers' long-term performance, such stock options will vest over three years and terminate ten years after the date of grant.

BASIS FOR CHIEF EXECUTIVE OFFICER COMPENSATION

     During 2001, Mr. Bayly's base salary was governed by his employment agreement with the Company and was intended to provide him with a competitive salary to compensate him for his on-going performance throughout the year.

     Mr. Bayly received a partial bonus of $280,000 against a target of $358,080 under the Company's Executive Incentive Bonus Plan during 2001 because the Company only partially achieved certain EBITDA goals and certain earnings-per-share goals under such Plan. Under the 1999 LTIP, Mr. Bayly earned and vested one-third of the $750,000 Target Amount for 2001 under such Plan. During 2001, Mr. Bayly received no stock options, however, in lieu of receiving options, Mr. Bayly participated in and was eligible to earn the annual Target Amount under the 1999 LTIP.

COMPENSATION DEDUCTIBILITY POLICY

     The Board's policy with respect to the tax deductibility of compensation in excess of $1 million payable to each of the named executive officers is intended to comply with the requirements of Section 162(m) of the Code applicable to qualified performance-based compensation to the extent such compliance is practicable and in the best interest of the Company and its stockholders; however, there can be no assurances that executive officer compensation will comply with these requirements.

                                          COMPENSATION COMMITTEE

                                          William J. White, Chairman
                                          Anthony P. Scotto

STOCK PERFORMANCE GRAPH

     The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Dow Jones Containers & Packaging Index (the "Dow Jones Packaging Index") and the Russell 2000 Index from the market close on September 30, 1997 to the market close on December 31, 2001. The graphs assume that $100 was invested on September 30, 1997 in each of the Company's common stock (at the Company's initial public offering price), the S&P 500 Index, the Dow Jones Packaging Index and the Russell 2000 Index, and that all dividends were reinvested.

  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG IVEX PACKAGING CORPORATION, THE
    S&P 500 INDEX, THE DOW JONES PACKAGING INDEX AND THE RUSSELL 2000 INDEX
                  FROM SEPTEMBER 30, 1997 TO DECEMBER 31, 2001

                              [PERFORMANCE GRAPH]

                               9/30/97   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
Ivex Packaging Corporation     $100.00   $150.00    $145.31    $ 62.50    $ 68.36    $118.75
S&P 500 Index                  $100.00   $101.57    $128.66    $153.78    $138.19    $120.17
Dow Jones Packaging Index      $100.00   $100.65    $ 89.18    $ 84.20    $ 53.82    $ 66.80
Russell 2000                   $100.00   $ 96.11    $ 92.80    $111.01    $106.34    $107.44

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, and as of February 28, 2002, by (i) each of the directors of the Company, (ii) each of the named executive officers of the Company, and (iii) all executive officers and directors of the Company as a group.

                                                                    NUMBER OF SHARES
                                                                    OF THE COMPANY'S
NAME AND ADDRESS                                                         COMMON         PERCENTAGE
OF BENEFICIAL OWNER                                                     STOCK(1)         OF CLASS
-------------------                                                 ----------------    ----------
T. Rowe Price Associates, Inc.(2).................................      2,660,100          12.9%
Lord, Abbett & Co.(3).............................................      1,822,638           8.9%
Mellon Financial Corporation (4)..................................      1,354,317           6.6%
Keystone, Inc.(5).................................................      1,251,050           6.1%
George V. Bayly...................................................        955,945(7)        4.3%
Frank V. Tannura..................................................        549,700(7)        2.5%
Gene Gentili......................................................        119,914(7)          *
G. Douglas Patterson..............................................        203,102(7)          *
Thomas S. Ellsworth...............................................        121,075(7)          *
Glenn R. August(6)................................................        132,484             *
Anthony P. Scotto(6)..............................................         57,512             *
R. James Comeaux..................................................         10,334             *
William J. White..................................................          7,334             *
All directors and executive officers as a group (14 persons)......      2,339,635(8)       10.5%

-------------------------
 *  Represents less than 1% of such Common Stock.

(1) To the knowledge of the Company, each stockholder has sole voting and dispositive power as to the shares shown unless otherwise noted.

(2) The shares shown as beneficially owned by T. Rowe Price Associates, Inc. are based upon a Schedule 13G/A filed on February 16, 2002. The address of this entity is 100 East Pratt Street, Baltimore, Maryland 21202. The Schedule 13G provides that these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3) The shares shown as beneficially owned by Lord, Abbett & Co. are based upon a Schedule 13G/A filed on January 28, 2002. The address of this entity is 90 Hudson Street, Jersey City, New Jersey 07302.

(4) The shares shown as beneficially owned by Mellon Financial Corporation are based upon a Schedule 13G filed on January 25, 2002. The 1,354,317 shares consist of shares beneficially owned by direct or indirect subsidiaries of Mellon Financial Corporation, including Mellon Bank, N.A., which beneficially owned 1,290,117 shares, or 6.3%, of the Common Stock. The address for Mellon Financial Corporation and Mellon Bank, N.A. is One Mellon Center, Pittsburgh, Pennsylvania 15258. Mellon Financial Corporation had sole voting power with respect to 697,017 shares, shared voting power with respect to 642,500 shares, sole dispositive power with respect to 709,217 shares and shared dispositive power with respect to 645,100 shares. Mellon Bank, N.A. had sole voting power with respect to 636,517 shares, shared voting power with respect to 642,500 shares, sole dispositive power with respect to 646,417 shares and shared dispositive power with respect to 643,700 shares.

(5) The shares shown as beneficially owned by Keystone, Inc. are based upon a
    Schedule 13D filed on June 25, 1998 and includes 266,944 shares beneficially owned by Robert M. Bass who owns all of the outstanding voting stock of Keystone, Inc. The address of Keystone, Inc. is 3100 Texas Commerce Tower, 201 Main Street, Fort Worth, Texas 76102.

(6) The address of such individuals is c/o Oak Hill Partners, Inc., 65 East 55th Street, New York, New York 10022-3219.

(7) Represents shares of outstanding Common Stock in the amounts of 498,089, 356,782, 42,038 and 123,116 that are owned by Messrs. Bayly, Tannura, Gentili and Patterson, respectively, and vested and earned options that are currently exercisable in the amounts of 457,856, 192,918, 77,876, 79,986 and 121,075 that are owned by Messrs. Bayly, Tannura, Gentili, Patterson and Ellsworth, respectively.

(8) All directors and executive officers as a group hold shares of outstanding Common Stock in the aggregate amount of 1,308,982 and vested and earned options that are currently exercisable for 1,030,653 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's 1997 initial public offering, the Company extended loans to certain executive officers (including the named executive officers) in connection with the acquisition of shares of the Company's common stock. Each such loan is evidenced by a non-recourse promissory note (recourse only to each such officer's shares) which bears interest at the minimum permissible rate per annum allowable under the Internal Revenue Code without imputation of income (which such rates ranged from 5.9% to 6.7% during 2001), payable in arrears on each December 31, and is payable in full upon the sale of such shares or upon the earlier to occur of (i) September 30, 2007 and (ii) the termination of the executive officer's employment with the Company for any reason. As a consequence of these loans, during and as of December 31, 2001, Messrs. Bayly, Tannura, Gentili and Patterson were indebted to the Company in the following respective amounts: $3,418,859, $2,235,886, $241,853 and $742,462.
The promissory notes obligate the Company to gross-up the executive officers' compensation to enable them to make (on an after-tax basis) the required interest payments on their promissory notes. Messrs. Bayly, Tannura, Gentili, Ellsworth and Patterson made the following respective interest payments to the Company during 2001: $207,505, $140,022, $15,388, $24,018 and $48,078.

     Each of Mr. Bayly, Mr. Tannura and Mr. Ellsworth has an employment agreement with the Company and each of Mr. Gentili and Patterson has a severance agreement with the Company. See "Executive Compensation and Other
Information -- Certain Employment and Change-in-Control Arrangements." The Company has also adopted a Transaction Incentive/Retention Program pursuant to which certain of the Company's executive officers are entitled to receive cash payments upon the closing of certain strategic transactions involving the Company, including a change of control of the Company, which occurs on or before December 31, 2002. See "Executive Compensation and Other Information -- Certain Employment and Change-in-Control Arrangements."

     Pursuant to a consulting agreement, dated October 28, 1996, as amended and restated as of February 1, 2001, Valentine Paper Inc. (f/k/a Nicolaus Paper Inc.) ("Valentine") paid to the Company a performance-based consulting fee in an annual amount equal to $250,000 for certain services rendered to Valentine by the Company during 2001. Certain executive officers and directors of the Company (including Messrs. Bayly, Tannura, Ellsworth, Patterson, August and Scotto) together with certain officers of Valentine and certain members of management of Oak Hill Partners, Inc. indirectly own all of the outstanding common stock of Valentine.

     On November 20, 1998, the Company formed Packaging Holdings, L.L.C. ("Packaging Holdings"), a 48.2% non-consolidated joint venture of the Company, and Packaging Holdings acquired (i) the assets of the Company's paper mill located in Detroit, Michigan and (ii) the assets of Bagcraft Corporation of America (including certain non-compete covenants). The remaining 51.8% equity interest in Packaging Holdings is indirectly owned by certain financial investors, certain executive officers and directors of the Company (including Messrs. Tannura, Ellsworth, Patterson, August and Scotto) and certain executive officers of Packaging Holdings. Pursuant to an Amended and Restated Consulting Agreement, dated as of June 30, 1999, as amended as of February 1, 2001, between the Company and Packaging Dynamics, L.L.C., a wholly-owned subsidiary of Packaging Holdings ("Packaging Dynamics"), Packaging Dynamics pays the Company a consulting fee in an amount equal to $500,000 per year for certain services rendered to Packaging Dynamics by the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of the Company are included on pages 42 to 65.

          - Report of Independent Accountants

          - Consolidated Balance Sheets at December 31, 2001 and 2000

          - Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

          - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          - Notes to the Consolidated Financial Statements

    (a)(2) Financial Statement Schedules for the year ended December 31, 2001 are included on pages 66 to 70.

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

(a)(3) Exhibits.

                                                 INCORPORATED BY REFERENCE TO THE FOLLOWING
                                                 ------------------------------------------
EXHIBIT                                         EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT          NUMBER        REGISTRATION NUMBER OR REPORT
-------        -----------------------          -------       -----------------------------
  3.1    Amended and Restated Certificate of      3.3      Ivex Amendment No. 8 to Form S-1
         Incorporation of Ivex Packaging                   (Registration No. 33-95436)
         Corporation ("Holdings" or "Ivex")
  3.2    Amended By-Laws of Ivex                  3.4      Ivex Amendment No. 8 to Form S-1
                                                           (Registration No. 33-95436)
  3.3    Form of Certificate of Elimination       3.5      Ivex Amendment No. 8 to Form S-1
         of Senior Cumulative Exchangeable                 (Registration No. 33-95436)
         Preferred Stock of Ivex
  3.4    Form of Certificate of Designation,      4.1      Ivex 3/3/99 Form 8-K (File No.
         Preferences and Rights of Series A                33-60714)
         Junior Participating Preferred
         Stock
  4.1    Amended and Restated Credit              4.2      Ivex 1997 Form 10-K (File No.
         Agreement, dated as of October 2,                 33-60714)
         1997, by and among IPC, Ivex,
         NationsBank, N.A. and Bankers
         Trust, as agents, and the
         guarantors and lenders identified
         on the signature pages thereto

                                                 INCORPORATED BY REFERENCE TO THE FOLLOWING
                                                 ------------------------------------------
EXHIBIT                                         EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT          NUMBER        REGISTRATION NUMBER OR REPORT
-------        -----------------------          -------       -----------------------------
  4.2    Amended and Restated Pledge              4.3      Ivex 1997 Form 10-K (File No.
         Agreement, dated as of October 2,                 33-60714)
         1997, among IPC, Ivex certain of
         IPC's subsidiaries and NationsBank,
         N.A. and Bankers Trust Company, as
         agents
  4.3    Form of Amended and Restated             4.4      Ivex 1997 Form 10-K (File No.
         Security Agreement, dated as of                   33-60714)
         October 2, 1997, among IPC, Ivex
         and certain of IPC's domestic
         subsidiaries and NationsBank, N.A.
         and Bankers Trust Company, as
         agents
  4.4    Form of Amended and Restated             4.5      Ivex 1997 Form 10-K (File No.
         Mortgage and Security Agreement                   33-60714)
  4.5    Form of First Amendment to Amended       4.6      Ivex 1998 Form 10-K (File No.
         and Restated Credit Agreement                     33-60714)
  4.6    Form of Second Amendment to Amended      4.7      Ivex 1998 Form 10-K (File No.
         and Restated Credit Agreement                     33-60714)
  4.7    Form of Third Amendment to Amended       4.8      Ivex 1998 Form 10-K (File No.
         and Restated Credit Agreement                     33-60714)
  4.8    Rights Agreement, dated as of            4.1      Ivex 3/3/99 Form 8-K (File No.
         February 10, 1999, between Ivex and               33-60714)
         First Chicago Trust Company of New
         York
  4.9    Form of Fourth Amendment to Amended     4.10      Ivex 9/30/99 Form 10-Q (File No.
         and Restated Credit Agreement                     33-60714)
  4.10   Form of Fifth Amendment to Amended      4.11      Ivex 1999 Form 10-K (File No.
         and Restated Credit Agreement                     33-60714)
 10.1    Form of Ivex Senior Management          10.1      Ivex Amendment No. 8 to Form S-1
         Annual Incentive Plan(1)                          (Registration No. 33-95436)
 10.2    Form of Nonqualified Deferred           10.2      Ivex 1998 Form 10-K (File No.
         Compensation Plan (1)                             33-60714)
 10.3    Form of Nonqualified Deferred           10.3      Ivex 1998 Form 10-K (File No.
         Compensation Trust Agreement (1)                  33-60714)
 10.4    Form of IPC Stock Purchase and          10.2      IPC 1993 Form 10-K (Registration
         Option Agreement, dated as of                     No. 33-52150)
         January 1, 1993, among IPC, Ivex,
         Acadia Partners, L.P. and each of
         certain senior managers of IPC with
         the Ivex Stock Purchase and Option
         Agreement attached thereto (1)
 10.5    Form of Amended and Restated IPC,       10.16     Ivex 6/30/96 Form 10-Q (File No.
         Inc. Stock Option and Purchase                    33-60714)
         Agreement and Amended and Restated
         Ivex Packaging Corporation Stock
         Option and Purchase Agreement, each
         dated as of January 1, 1996 (1)
 10.6    IPC Retirement Plan and Trust, as       10.3      IPC Form S-1 (Registration No.
         amended and Restated May 1, 1992                  33-52150)
         (1)

                                                 INCORPORATED BY REFERENCE TO THE FOLLOWING
                                                 ------------------------------------------
EXHIBIT                                         EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT          NUMBER        REGISTRATION NUMBER OR REPORT
-------        -----------------------          -------       -----------------------------
*10.7    Amended and Restated Employment
         Agreement, dated as of January 1,
         2002, between George V. Bayly and
         IPC (1)
*10.8    Amended and Restated Employment
         Agreement, dated as of January 1,
         2002, between IPC and Frank V.
         Tannura (1)
*10.9    Form of Severance and Change of
         Control Agreement between the
         Company and certain named executive
         officers (1)
 10.10   Form of Ivex Packaging Corporation      10.16     Ivex 9/30/99 Form 10-Q (File No.
         Employee Stock Purchase Plan (1)                  33-60714)
 10.11   Form of 1999 Long-Term Incentive        10.11     Ivex 1999 Form 10-K (File No.
         Plan (1)                                          33-60714)
 10.12   Form of Ivex Packaging Corporation      10.45     Ivex Amendment No. 8 (Registration
         1997 Long Term Stock Incentive Plan               No. 33-95436)
         (1) to Form S-1
 10.13   Form of Senior Management's             10.13     Ivex 1997 Form 10-K (File No.
         Promissory Note to IPC (1)                        33-60714)
 10.14   1999 Stock Option Plan for Non-       Exhibit A   Ivex 1999 Proxy Statement (File No.
         Employee Directors                                33-60714)
 10.15   Form of Amended and Restated Ivex     Exhibit B   Ivex 2000 Proxy Statement (File No.
         Packaging Corporation 1997 Long                   33-60714)
         Term Incentive Plan (1)
*10.16   Form of Transaction
         Incentive/Retention Bonus
         Program(1)
 10.40   Loan Agreement, dated as of             10.11     IPC Form S-1 (Registration No.
         December 1, 1987, between the                     33-52150)
         County of Kankakee, Illinois and
         Ivex of Delaware, Inc. (n/k/a IPC,
         Inc.)
 10.41   Loan Agreement, dated as of June 1,     10.13     IPC Form S-1 (Registration No.
         1988, between the Development                     33-52150)
         Authority of Morgan County and Ivex
         of Delaware, Inc. (n/k/a IPC, Inc.)
 10.42   Loan Agreement, dated as of October     10.15     IPC Form S-1 (Registration No.
         1, 1987, between the County of                    33-52150)
         Will, Illinois and LPX, Inc (n/k/a
         IPC, Inc.)
 10.43   Loan Agreement, dated as of April       10.17     IPC Form S-1 (Registration No.
         1, 1988, between the Illinois                     33-52150)
         Development Finance Authority and
         Ivex of Delaware, Inc. (n/k/a IPC,
         Inc.)
 10.44   Indenture of Trust, dated as of         10.19     IPC Form S-1 (Registration No.
         March 1, between Marine Midland                   33-52150)
         Bank, N.A. and Ivex of Delaware,
         Inc. (n/k/a IPC, Inc.)
 10.45   Loan Agreement, dated November 1,       10.21     IPC Form S-1 (Registration No.
         1985, between the Village of                      33-52150)
         Bridgeview, Illinois and L&CP
         Corporation (n/k/a IPC, Inc.)

                                                 INCORPORATED BY REFERENCE TO THE FOLLOWING
                                                 ------------------------------------------
EXHIBIT                                         EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT          NUMBER        REGISTRATION NUMBER OR REPORT
-------        -----------------------          -------       -----------------------------
 10.46   Lease Agreement, dated as of            10.46     Ivex 1996 Form 10-K (File No.
         December 5, 1996, between State                   33-60714)
         Street Bank and Trust Company and
         IPC
 10.47   Lease, dated as of October 4, 1988,     10.33     IPC Form S-1 (Registration No.
         between Seymour C. Graham and Kama                33-52150)
         Corporation (n/k/a IPC, Inc.)
 10.48   Amendment to Lease, dated as of         10.34     IPC Form S-1 (Registration No.
         December 20, 1988, between Seymour                33-52150)
         C. Graham and Kama Corporation
         (n/k/a IPC, Inc.)
 10.49   Lease, dated June 20, 1995, between     10.44     Ivex 1995 Form 10-K (File No.
         Howard H. Gelb and Eunice Gelb and                33-60714)
         Kama Corporation (n/k/a IPC, Inc.)
 10.50   Industrial Building Lease, dated        10.25     Ivex 1997 Form 10-K (File No.
         January 8, 1998, between Arapahoe                 33-60714)
         Properties, L.L.C. and Packaging
         Products, Inc.
 10.51   Lease, dated as of September 11,        10.54     Ivex 1996 Form 10-K (File No.
         1996, by and between Joseph P.                    33-60714)
         Bennett and Trio Products, Inc
 10.52   Installment Sales Agreement, dated      10.39     IPC Form S-1 (Registration No.
         as of December 12, 1990, between                  33-52150)
         Grove City Industrial Development
         Corporation and Ivex Converted
         Products Corporation (n/k/a IPC,
         Inc.)
 10.53   Form of Lease Agreements, dated May     10.54     Ivex 1998 Form 10-K (File No.
         1, 1993, November 20, 1994 and                    33-60714)
         November 20, 1994, between Ultra
         Pac, Inc. and the landlord thereof
         relating to the Rogers, Minnesota
         facility
*10.54   Amendments to Lease Agreements for
         the Rogers, Minnesota facility
 10.55   Lease Agreement, dated as of April      10.55     Ivex 3/31/99 Form 10-Q (File No.
         16, 1999, between Pactuco                         33-60714)
         Acquisition, Inc. and Gowing
         Leasing Company
 10.56   Asset Purchase Agreement, dated as       2.1      Ivex May 26, 2000 Form 8-K (File
         of April 22, 2000, by and between                 No. 33-60714)
         Ultra Pac, Inc. and Chargeurs
         Acquisition Company
 10.70   Tax Sharing Agreement, dated as of      10.40     Ivex Form S-4 (Registration No.
         December 17, 1992, between Ivex and               33-60714)
         IPC and certain of IPC's
         subsidiaries
 21.1    Subsidiaries of Ivex                    21.1      Ivex 2000 Form 10-K (File No. 33-
                                                           60714)
*23.1    Consent of PricewaterhouseCoopers
         LLP

---------------

 *  Filed herewith.

(1) Management contact or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of this report.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 18, 2002.

                                          IVEX PACKAGING CORPORATION

                                          By:      /s/ GEORGE V. BAYLY
                                             -----------------------------------
                                                    Name: George V. Bayly
                                                 Title: President and Chief
                                                       Executive Officer

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 18, 2002.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

              /s/ GEORGE V. BAYLY                       Director, Chairman of the Board, President
------------------------------------------------                and Chief Executive Officer
                George V. Bayly                                (Principal Executive Officer)

              /s/ FRANK V. TANNURA                          Director, Executive Vice President
------------------------------------------------                and Chief Financial Officer
                Frank V. Tannura                               (Principal Financial Officer)

              /s/ DAVID E. WARTNER                        Vice President and Corporate Controller
------------------------------------------------              (Principal Accounting Officer)
                David E. Wartner

              /s/ GLENN R. AUGUST                                        Director
------------------------------------------------
                Glenn R. August

             /s/ ANTHONY P. SCOTTO                                       Director
------------------------------------------------
               Anthony P. Scotto

              /s/ WILLIAM J. WHITE                                       Director
------------------------------------------------
                William J. White

              /s/ R. JAMES COMEAUX                                       Director
------------------------------------------------
                R. James Comeaux

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ivex Packaging Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Ivex Packaging Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)
(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 16 to the consolidated financial statements, the Company entered into a merger agreement on March 18, 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 24, 2002, except
as to Note 16 for which
the date is March 18, 2002

                           IVEX PACKAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
Current Assets
     Cash and cash equivalents..............................   $   6,826      $   5,212
     Accounts receivable trade, net of allowance............      79,878         96,545
     Inventories............................................      80,860         89,848
     Prepaid expenses and other current assets..............       9,144          5,762
                                                               ---------      ---------
     Total current assets...................................     176,708        197,367
                                                               ---------      ---------
Property, Plant and Equipment
     Buildings and improvements.............................      68,423         67,029
     Machinery and equipment................................     373,134        347,742
     Construction in progress...............................      10,549         23,076
                                                               ---------      ---------
                                                                 452,106        437,847
     Less-Accumulated depreciation..........................    (234,513)      (203,379)
                                                               ---------      ---------
                                                                 217,593        234,468
     Land...................................................      12,433         12,301
                                                               ---------      ---------
     Total property, plant and equipment....................     230,026        246,769
                                                               ---------      ---------
Other Assets
     Goodwill, net of accumulated amortization..............      93,255         94,063
     Management receivable..................................       7,875          9,664
     Miscellaneous..........................................      44,780         44,900
                                                               ---------      ---------
     Total other assets.....................................     145,910        148,627
                                                               ---------      ---------
Total Assets................................................   $ 552,644      $ 592,763
                                                               =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current installments of long-term debt.................   $  23,526      $  25,078
     Accounts payable and accrued invoices..................      45,842         67,975
     Accrued salary and wages...............................       8,592          7,901
     Self insurance reserves................................       4,845          7,221
     Accrued rebates and discounts..........................       5,080          5,752
     Accrued interest.......................................       3,714          4,344
     Other accrued expenses.................................      10,566         19,735
                                                               ---------      ---------
          Total current liabilities.........................     102,165        138,006
                                                               ---------      ---------
Long-term Debt..............................................     313,306        336,087
                                                               ---------      ---------
Other Long-term Liabilities.................................      20,003         22,211
                                                               ---------      ---------
Deferred Income Taxes.......................................      23,343         16,862
                                                               ---------      ---------
Commitments and Contingencies (Note 11).....................
                                                               ---------      ---------
Stockholders' Equity
     Common stock, $.01 par value -- 45,000,000 shares
        authorized; 21,095,849 shares issued; 20,470,806 and
        20,321,994 shares outstanding.......................         211            209
     Paid in capital in excess of par value.................     341,675        339,382
     Accumulated deficit....................................    (220,093)      (246,076)
     Treasury stock, at cost -- 625,043 and 625,275
        shares..............................................      (5,370)        (5,094)
     Accumulated other comprehensive loss...................     (22,596)        (8,824)
                                                               ---------      ---------
     Total stockholders' equity.............................      93,827         79,597
                                                               ---------      ---------
Total Liabilities and Stockholders' Equity..................   $ 552,644      $ 592,763
                                                               =========      =========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net sales............................................   $   642,948   $   710,951   $   675,972
Cost of goods sold...................................       505,230       569,139       522,915
                                                        -----------   -----------   -----------
Gross profit.........................................       137,718       141,812       153,057
                                                        -----------   -----------   -----------
Operating expenses:
  Selling............................................        28,915        33,074        38,169
  Administrative.....................................        41,450        39,891        41,589
  Amortization of intangibles........................         3,504         3,652         3,436
  Restructuring charges..............................         2,623         4,000         4,950
                                                        -----------   -----------   -----------
Total operating expenses.............................        76,492        80,617        88,144
                                                        -----------   -----------   -----------
Income from operations...............................        61,226        61,195        64,913
Other income (expense):
  Interest expense...................................       (25,104)      (32,369)      (30,757)
  Joint venture income (loss)........................         1,066        (1,659)        3,012
  Loss on Puerto Rico joint venture..................        (2,210)           --            --
  Gain on sale.......................................         4,995        42,150            --
                                                        -----------   -----------   -----------
Income before income taxes...........................        39,973        69,317        37,168
Income tax provision.................................        13,990        28,993        11,926
                                                        -----------   -----------   -----------
Net income...........................................   $    25,983   $    40,324   $    25,242
                                                        ===========   ===========   ===========
Earnings Per Share
  Basic:
     Net income......................................   $      1.27   $      1.98   $      1.21
                                                        -----------   -----------   -----------
     Weighted average shares outstanding.............    20,391,050    20,368,422    20,915,910
                                                        ===========   ===========   ===========
  Diluted:
     Net income......................................   $      1.26   $      1.98   $      1.20
                                                        -----------   -----------   -----------
     Weighted average shares outstanding.............    20,563,648    20,369,541    20,978,942
                                                        ===========   ===========   ===========

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       COMMON STOCK       PAID IN CAPITAL                            ACCUMULATED OTHER
                                    -------------------    IN EXCESS OF     ACCUMULATED   TREASURY     COMPREHENSIVE
                                      SHARES     AMOUNT      PAR VALUE        DEFICIT      STOCK       INCOME (LOSS)
                                    ----------   ------   ---------------   -----------   --------   -----------------
Balance at December 31, 1998......  20,931,268    $209       $339,098        $(311,642)   $    --        $ (5,474)
 Exercise of common stock
   options........................      16,001      --            256               --         --              --
 Purchase of treasury stock.......    (153,800)     --             --               --     (1,216)             --
 Net income.......................          --      --             --           25,242         --              --
 Other comprehensive loss.........          --      --             --               --         --          (1,165)
 Comprehensive income.............          --      --             --               --         --              --
                                    ----------    ----       --------        ---------    -------        --------
Balance at December 31, 1999......  20,793,469     209        339,354         (286,400)    (1,216)         (6,639)
 Employee Stock Purchase Plan.....      76,325      --             28               --        618              --
 Purchase of treasury stock.......    (547,800)     --             --               --     (4,496)             --
 Net income.......................          --      --             --           40,324         --              --
 Other comprehensive loss.........          --      --             --               --         --          (2,185)
 Comprehensive income.............          --      --             --               --         --              --
                                    ----------    ----       --------        ---------    -------        --------
Balance at December 31, 2000......  20,321,994     209        339,382         (246,076)    (5,094)         (8,824)
 Employee Stock Purchase Plan.....      44,732      --             95               --        374              --
 Purchase of treasury stock.......     (44,500)     --             --               --       (650)             --
 Exercise of common stock
   options........................     148,580       2          2,198
 Net income.......................          --      --             --           25,983         --              --
 Other comprehensive loss.........          --      --             --               --         --         (13,772)
 Comprehensive income.............          --      --             --               --         --              --
                                    ----------    ----       --------        ---------    -------        --------
Balance at December 31, 2001......  20,470,806    $211       $341,675        $(220,093)   $(5,370)       $(22,596)
                                    ==========    ====       ========        =========    =======        ========


                                    STOCKHOLDERS'   COMPREHENSIVE
                                       EQUITY       INCOME (LOSS)
                                    -------------   -------------
Balance at December 31, 1998......     $22,191
 Exercise of common stock
   options........................         256
 Purchase of treasury stock.......      (1,216)
 Net income.......................      25,242         $25,242
 Other comprehensive loss.........      (1,165)         (1,165)
                                                       -------
 Comprehensive income.............          --         $24,077
                                       -------         =======
Balance at December 31, 1999......      45,308
 Employee Stock Purchase Plan.....         646
 Purchase of treasury stock.......      (4,496)
 Net income.......................      40,324         $40,324
 Other comprehensive loss.........      (2,185)         (2,185)
                                                       -------
 Comprehensive income.............          --         $38,139
                                       -------         =======
Balance at December 31, 2000......      79,597
 Employee Stock Purchase Plan.....         469
 Purchase of treasury stock.......        (650)
 Exercise of common stock
   options........................       2,200
 Net income.......................      25,983         $25,983
 Other comprehensive loss.........     (13,772)        (13,772)
                                                       -------
 Comprehensive income.............          --         $12,211
                                       -------         =======
Balance at December 31, 2001......     $93,827
                                       =======

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------   ---------   -------
Cash Flows from Operating Activities:
  Net income................................................  $25,983   $  40,324   $25,242
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation of properties.............................   35,197      36,914    35,545
     Amortization of intangibles and debt issue costs.......    4,465       4,649     4,335
     Non-cash interest income...............................   (2,041)     (1,816)   (1,609)
     Gain on sale and other income..........................   (3,777)    (40,491)   (3,012)
     Non-cash restructuring charges.........................    1,201       3,489     4,586
     Deferred income taxes..................................    9,318      21,445     7,653
     Changes in operating assets and liabilities (excluding
       acquisition and divestitures of businesses):
       Accounts receivable..................................   13,824     (12,790)  (16,865)
       Inventories..........................................    9,271     (12,143)  (15,329)
       Prepaid expenses and other current assets............     (641)     (1,730)     (220)
       Accounts payable and accrued invoices................  (22,996)      7,765    20,049
       Accrued expenses and other liabilities...............  (17,529)     (9,786)   (6,365)
                                                              -------   ---------   -------
          Net cash from operating activities................   52,275      35,830    54,010
                                                              -------   ---------   -------
Cash Flows from Financing Activities:
  Payment of debt...........................................  (24,313)    (95,123)  (25,237)
  Proceeds from (payment of) revolving credit facility......      400      (6,100)   52,900
  Purchase of treasury stock................................     (650)     (4,496)   (1,216)
  Proceeds from issuance of stock...........................    2,295          --       256
  Other, net................................................     (241)        132     1,337
                                                              -------   ---------   -------
          Net cash from (used by) financing activities......  (22,509)   (105,587)   28,040
                                                              -------   ---------   -------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment.................  (21,894)    (40,916)  (48,323)
  (Acquisitions) divestitures, net of cash acquired.........   (6,616)    110,620   (28,061)
  Other, net................................................      358        (559)   (7,205)
                                                              -------   ---------   -------
          Net cash from (used by) investing activities......  (28,152)     69,145   (83,589)
                                                              -------   ---------   -------
Net increase (decrease) in cash and cash equivalents........    1,614        (612)   (1,539)
Cash and cash equivalents at beginning of year..............    5,212       5,824     7,363
                                                              -------   ---------   -------
Cash and cash equivalents at end of year....................  $ 6,826   $   5,212   $ 5,824
                                                              =======   =========   =======
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $27,115   $  32,008   $31,582
     Income taxes...........................................    7,868       6,815     6,232

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ORGANIZATION

     Ivex Packaging Corporation (the "Company") owns 100% of the common stock of IPC, Inc. ("IPC"). The Company is a holding company with no operations of its own and IPC has no contractual obligations to distribute funds to the Company.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Principles of Consolidation All the accounts of the wholly-owned subsidiaries of the Company have been consolidated. All significant inter-company transactions and accounts have been eliminated.

     Revenue Recognition The Company recognizes revenue upon shipment of products. Shipping and handling costs are included as a component of cost of goods sold.

     Cash and Cash Equivalents The Company considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

     Accounts Receivable Accounts receivable from sales to customers are unsecured and are comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts receivable.........................................  $82,495   $99,029
Less-Allowance for doubtful accounts........................   (2,617)   (2,484)
                                                              -------   -------
                                                              $79,878   $96,545
                                                              =======   =======

     Inventories Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method to determine the cost of raw materials and finished goods. Such cost includes raw materials, direct labor and manufacturing overhead.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $40,152   $41,167
Finished goods..............................................   40,708    48,681
                                                              -------   -------
                                                              $80,860   $89,848
                                                              =======   =======

     Property, Plant and Equipment Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets (generally thirty years for buildings and three to fifteen years for equipment). Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized.

     Income Taxes The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Goodwill and Other Long-Lived Assets Goodwill represents the excess purchase price over fair value of net assets acquired and is being amortized using the straight-line method over forty-year periods. Accumulated amortization was $28,893 and $26,434 as of December 31, 2001 and 2000, respectively.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. No such impairment has occurred in the periods presented.

     Earnings Per Share Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. Dilution of the Company's weighted average shares outstanding results from common stock issuable upon exercise of outstanding stock options (172,598, 1,119 and 63,032 for the years ended December 31, 2001, 2000 and 1999, respectively).

     Other Comprehensive Income Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. See further discussion in
Note 6 -- Other Comprehensive Income.

     Foreign Currency Translation The financial statements of the Company's foreign subsidiaries are maintained in local currency, which is the functional currency. The balance sheets of these subsidiaries are translated at exchange rates in effect at the balance sheet date and the related statements of operations are translated at weighted average rates of exchange for the year. Translation adjustments resulting from this process are reflected as comprehensive income (loss). Gains and losses resulting from foreign exchange transactions are recorded in the results from operations. Such amounts were not significant in the periods presented.

     Operating Segments The Company engages in the business of manufacturing plastic and paper packaging products for different end-use packaging applications principally with customers in North America and Europe. The Company is divided into two operating segments, Consumer Packaging and Protective Packaging, based on management decisions as to resource allocation. Consumer Packaging applications include the integrated production and conversion of oriented polystyrene sheet, other plastic sheet and paper into thermoformed and converted packaging products and the sale of plastic sheet to other packaging thermoformers. Protective Packaging applications include the manufacture and sale of converted, coated and laminated paper and plastic materials as well as the manufacture and sale of recycled kraft paper. Operating performance and decisions are based on Adjusted EBITDA of each segment which includes income from operations adjusted to exclude depreciation and amortization expenses and nonrecurring charges.

     Fair Value of Financial Instruments The carrying amount of financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Equity Investments The Company has investments in a number of affiliates which are accounted for on the equity method. Affiliated companies in which Ivex does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings of these affiliates is included in income as earned.

     Reclassifications Certain amounts in the consolidated financial statements for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

     Recently Issued Accounting Pronouncements In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. These statements eliminate the pooling-of-interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Subject to final analysis, the Company expects the application of the non-amortization provisions of SFAS No. 142 to result in a reduction of amortization expense of $2,562 in 2002. The Company also expects to complete the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the first half of 2002.

     According to SFAS No. 142, impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     According to SFAS No. 142, impairment of indefinite-lived intangible assets are measured according to a one-step approach. This approach requires that indefinite-lived intangible assets are tested for impairment at least annually. This impairment test compares the estimated fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess.

     According to this statement, any impairment loss recognized as a result of its initial application will be reported as resulting from a change in accounting principle. The Company is in the process of measuring fair values of our SFAS No. 142 reporting units to determine the amount of impairment losses, if any, using a valuation date of January 1, 2002. The Company is unable at this time to estimate the effect of these tests on our earnings or financial position.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard frame work from which to measure impairment of long-

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

lived assets and expands the APB 30 discontinued operations income statement presentation to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on its consolidated financial position or cash flows.

NOTE 3 -- ACQUISITIONS AND DIVESTITURES

     Sale of Specialty Coating Business On May 26, 2000, the Company sold its Specialty Coating business to Chargeurs, SA ("Chargeurs") of Paris, France for approximately $113,000 in cash, resulting in a pre-tax gain of $42,150. The Specialty Coating business was part of the Company's former Technical Packaging operating segment and included the Newton, Massachusetts, Troy, Ohio and Bellwood, Illinois operations. The Specialty Coating business generated revenues of approximately $90,000 in 1999 and $45,000 through the date of sale in 2000. The Company is subject to certain indemnities and obligations under the terms of the sales contract. During 2001, certain obligations associated with the sale of the Specialty Coating business were resolved, resulting in a gain of $4,995.

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

     On April 20, 1999, Ivex acquired the electronics packaging business of Pactuco, Inc. ("Pactuco"), headquartered in Lompoc, California for a $21,000 initial payment and payments of $1,000 per year for the next five years (including non-compete agreements). With manufacturing operations in California and Malaysia, this business provides protective packaging solutions for the computer and electronics industries and has annual sales of $35,000. During 2001, the Company negotiated a purchase price reduction to eliminate the 2001 and all future payments.

     On July 30, 1999, Ivex acquired all of the outstanding stock of F.T.S. Holdings B.V. ("Folietechniek") headquartered in Raamsdonksveer, Netherlands for $4,792 and assumed debt of approximately $1,900. Folietechniek is a manufacturer of extruded plastic products and has annual sales of approximately $13,000.

     The acquired businesses were financed through revolving credit borrowings under the Senior Credit Facility. All of these acquisitions were accounted for as a purchase; accordingly, the purchase price was allocated to the specific assets acquired and liabilities assumed based upon their fair value at date of acquisition. The Company's consolidated financial statements include the results of operations and cash flows of these acquisitions from the purchase date. During 2000 and 1999, the Company paid additional purchase price of approximately $1,598 and $5,405, respectively, under the terms of earnout agreements associated acquisitions completed since 1997.

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- MISCELLANEOUS OTHER ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Investments in Packaging Holdings, L.L.C....................  $28,820   $24,942
Non-compete agreements, net.................................    3,420     6,375
Deferred financing costs, net...............................    2,136     3,088
Joint ventures and equity investments.......................    2,348     3,260
Other.......................................................    8,056     7,235
                                                              -------   -------
                                                              $44,780   $44,900
                                                              =======   =======

     Investments in Packaging Holdings, L.L.C. Since November 1998, the Company has an investment in Packaging Holdings L.L.C., a Delaware limited liability company ("Packaging Holdings"). Packaging Holdings is an integrated manufacturer of flexible packaging supplying products to the food service, bakery, microwave popcorn, supermarket and industrial market segments. Additionally, Packaging Holdings manufactures specialty lightweight papers with waxing and foil lamination capabilities for the flexible packaging industry and food packaging converters, masking tape base stock and natural kraft paper. Packaging Holdings was originally formed through the acquisition of the business of Bagcraft Corporation of America ("Bagcraft") and the business of the Company's Detroit paper mill facility.

     The Company's investment consists of 48.19% of the common stock of Packaging Holdings and 12% Subordinated Notes with an original face value of $12,500 (the "Packaging Notes"). The Company has accounted for its common stock investment in Packaging Holdings through the equity method of accounting. The remaining equity investors in Packaging Holdings include, among others, certain members of the Company and Bagcraft management and certain directors of the Company.

     At December 31, 2001 and 2000, the Company's equity investment asset of $10,688 and $8,851, respectively, differs from the underlying equity in net assets of Packaging Holdings primarily due to the deferred gain on the sale of Detroit. At December 31, 2001 and 2000, the balance of the Packaging Notes was $18,132 and $16,091. Interest on the Packaging Notes is currently paid-in-kind at a rate of 12% on a semi-annual basis. The Packaging Notes are unsecured and mature on November 21, 2005.

     During 1999, Ivex contributed additional capital of $1,800 to Packaging Holdings in connection with the acquisition of International Converters, Inc., a flexible packaging converter supplying product to consumer and industrial markets.

     Condensed financial information for Packaging Holdings is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
BALANCE SHEET                                                   2001       2000
-------------                                                   ----       ----
Current assets..............................................  $ 54,385   $ 61,026
Property, plant and equipment...............................    68,831     71,108
Other assets................................................    36,935     38,321
                                                              --------   --------
Total assets................................................  $160,151   $170,455
                                                              ========   ========
Current liabilities.........................................  $ 28,962   $ 35,000
Long-term liabilities.......................................    97,192    102,975
Members' capital............................................    33,997     32,480
                                                              --------   --------
Total liabilities and members' capital......................  $160,151   $170,455
                                                              ========   ========

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
INCOME STATEMENT                                            2001                 2000
----------------                                     ------------------   ------------------
Net sales..........................................       $234,821             $229,895
Cost of goods sold, excluding depreciation.........        198,837              193,233
Operating expense..................................         21,729               30,702
Interest and income taxes..........................         11,911               11,160
                                                          --------             --------
Net income (loss)..................................       $  2,344             $ (5,200)
                                                          ========             ========

     Non-Compete Agreements Non-compete agreements are amortized over the related life of the agreement (generally five to ten years). At December 31, 2001 and 2000, accumulated amortization on the non-compete agreements was $3,786 and $2,899, respectively.

     Deferred Financing Costs Deferred financing costs are being amortized over the term of the related debt. At December 31, 2001 and 2000, accumulated amortization was $4,565 and $3,605, respectively.

     Joint Ventures and Equity Investments On September 10, 2001, the Company contributed cash of $1,789 and certain assets of its European thermoforming operation into a newly formed joint venture, Vitembal-Ivex S.A., a manufacturer of plastic food packaging products located in Tarascon, France. The Company owns 49% of the joint venture's outstanding common stock and is accounting for Vitembal-Ivex S.A. as a non-consolidated subsidiary using the equity method. At December 31, 2001, the Company's investment in Vitembal-Ivex S.A. approximates $1,614 (excluding goodwill of $2,448). During 2001, the Company recorded losses of $460.

     The Company owns a 50% equity interest in Thermoflex Corporation, a medical and electronics packaging joint venture with operations in Puerto Rico. Since 1997, the Company has contributed approximately $2,600 to this joint venture in the form of common stock, inventory and equipment. Thermoflex Corporation has not been profitable and is expected to continue to incur losses in the future. The Company and its joint venture partner are evaluating Thermoflex's strategic alternatives. Consequently, during 2001, the Company recorded an asset impairment equal to its remaining investment of $2,210.

NOTE 5 -- LONG-TERM DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Senior credit facility......................................  $300,824   $324,493
Industrial revenue bonds....................................    34,998     35,093
Other.......................................................     1,010      1,579
                                                              --------   --------
  Total debt outstanding....................................   336,832    361,165
Less-Current installments of long-term debt.................   (23,526)   (25,078)
                                                              --------   --------
  Long-term debt............................................  $313,306   $336,087
                                                              ========   ========

     Senior Credit Facility The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). At December 31, 2001, borrowings of $160,000 were outstanding and $65,008 was available under the revolving credit portion of the Senior Credit Facility. The Term A Loan is required to be repaid in quarterly payments totaling $21,881 in 2002 and $18,380 in 2003 and the Term B Loan is required to be repaid in quarterly payments of $263 per quarter through September 30, 2003 and installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of the Company, based upon LIBOR or the Adjusted Base Rate, as

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

defined, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. At December 31, 2001, such rates are 1.375% plus LIBOR. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of December 31, 2001, such rates are 1.75% plus LIBOR. Substantially all the assets of the Company and its subsidiaries are pledged as collateral for the Senior Credit Facility. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, the Company is required to maintain certain financial ratios and levels of net worth, and future indebtedness and dividends are restricted, among other things. Limitations on dividends, advances and loans between IPC and the Company, as defined in the Senior Credit Facility, restrict substantially all of IPC's net assets.

     Industrial Revenue Bonds Industrial Revenue Bonds requiring monthly interest payments with average effective rates during 2001 and 2000 of 6.1% and 6.4%, respectively, are due in varying amounts and dates through 2009 and are secured by certain assets of IPC. Letters of credit under the Senior Credit Facility provide credit enhancement for the Industrial Revenue Bonds.

     Long-term debt principal maturities are as follows:

2002........................................................   $ 23,526
2003........................................................    204,127
2004........................................................     74,311
2005........................................................      4,241
2006........................................................         67
Thereafter..................................................     30,560
                                                               --------
                                                               $336,832
                                                               ========

NOTE 6 -- OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Foreign currency translation adjustments...............  $ (7,719)  $(3,418)  $    84
Minimum pension liability adjustment...................      (715)    1,233    (1,249)
Derivatives (net of $2,875 of taxes)...................    (5,338)       --        --
                                                         --------   -------   -------
                                                         $(13,772)  $(2,185)  $(1,165)
                                                         ========   =======   =======

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the financial position at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The effect of adopting SFAS 133 at January 1, 2001 was immaterial and $3,420 of losses were reclassed to earnings.

     The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31, 2001, the Company had $260,000 notional value of interest rate derivatives outstanding and has entered into agreements for an additional $50,000 notional value of interest rate derivatives beginning in 2002.

     The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. This agreement effectively fixes the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has entered into two interest rate swap agreements with two banks beginning November 5, 2002, that effectively fix the Company's LIBOR base rate for $50,000 ($25,000 and $25,000) of the Company's indebtedness at a rate of 4.53% and 4.5275%, respectively, through November 5, 2003. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $8,213 as of December 31, 2001 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instrument, net of tax, was recorded in other comprehensive income (loss) during 2001.

     During the third quarter of 2000, the Company sold certain interest rate swaps with an aggregate notional amount of $60,000. The interest rate swaps were accounted for as cash flow hedges and effectively fixed the Company's LIBOR base rate at 5.33% on $60,000 of indebtedness through January 22, 2002. The sale resulted in a gain of $985 that is being amortized over the instrument period.

NOTE 7 -- INCOME TAXES

     The components of the income tax provision shown in the consolidated statements of operations are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Current provision (benefit):
  Federal...............................................  $ 1,173   $   804   $  (660)
  State.................................................      540     3,361       865
  Foreign...............................................    4,801     3,383     3,615
Deferred provision......................................    7,476    21,445     8,106
                                                          -------   -------   -------
                                                          $13,990   $28,993   $11,926
                                                          =======   =======   =======

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The provision recognized for income taxes differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Income before income taxes..............................  $39,973   $69,317   $37,168
                                                          =======   =======   =======
Computed expected provision at the statutory rate.......  $13,991   $24,261   $13,009
Adjustments to the computed expected provision resulting
  from:
  Valuation allowance adjustment........................       --        40    (1,400)
  Amortization of goodwill..............................      669     2,965       598
  State income taxes, net...............................      278     2,195       562
  Other, net............................................     (948)     (468)     (843)
                                                          -------   -------   -------
                                                          $13,990   $28,993   $11,926
                                                          =======   =======   =======

     Net deferred tax liabilities (assets) are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Depreciation................................................  $ 37,513   $ 36,278
Basis differences of acquired assets........................       979      1,454
                                                              --------   --------
  Total deferred tax liabilities............................    38,492     37,732
                                                              ========   ========
Self insurance reserves.....................................      (554)    (1,256)
Management compensation accrual.............................    (1,633)    (2,765)
Other temporary differences.................................    (4,428)    (8,348)
Tax credit carryovers.......................................    (6,842)    (5,522)
Net operating loss carryovers...............................    (5,092)    (5,213)
                                                              --------   --------
  Total deferred tax assets.................................   (18,549)   (23,104)
  Valuation allowance on deferred tax assets................     3,400      2,234
                                                              --------   --------
Net deferred tax assets.....................................   (15,149)   (20,870)
                                                              ========   ========
Net deferred tax liability..................................  $ 23,343   $ 16,862
                                                              ========   ========

     The Company's net foreign and state deferred tax liabilities at December 31, 2001 and 2000 of $1,743 and $4,456, respectively, are included in the table above and arose primarily due to differences between book and tax depreciation.

     At December 31, 2001, the Company has U.S. federal net operating loss carryovers, including the net operating loss carryovers of IPC, for income tax reporting purposes of approximately $14,549. These carryovers expire between 2005 and 2012. In the event of a change in ownership of the Company these net operating loss carryovers may be limited.

     During 1999, the Company determined that it was more likely than not that its net operating loss carryovers in the United Kingdom would be realized. As such, the Company reversed $1,400 of its valuation reserve. Additionally during 1999, the Company recorded a $1,172 nonrecurring tax benefit in its income tax provision resulting from the carry back of certain tax losses.

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     At December 31, 2001 and 2000, the Company maintained defined benefit plans for certain employees at its Joliet, Illinois, Bridgeview, Illinois (frozen plan) and Chagrin Falls, Ohio facilities. Prior to the sale of the Specialty Coating business, the Company maintained defined benefit plans for certain employees at its Newton, Massachusetts and Troy, Ohio facilities. Such facilities and the related defined benefit plan obligations were sold in connection with sale of the Specialty Coating business during the year ended December 31, 2000. Plan assets of the Company's defined benefit plans are invested in money market, equity and bond funds.

     The following table sets forth the funded status of these plans as of the date of the latest available actuarial valuation.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 4,019   $18,965
Service cost................................................      106       207
Interest cost...............................................      297       737
Actuarial gain..............................................       39        40
Benefits paid...............................................     (219)     (978)
Specialty Coating divestiture...............................       --   (14,952)
                                                              -------   -------
Benefit obligation at end of year...........................  $ 4,242   $ 4,019
                                                              =======   =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $ 3,660   $18,741
Actual return (loss) on plan assets.........................     (352)      329
Company contributions.......................................      103       283
Benefits paid...............................................     (219)     (997)
Specialty Coating divestiture...............................       --   (14,696)
                                                              -------   -------
Fair value of plan assets at end of year....................  $ 3,192   $ 3,660
                                                              =======   =======
RECONCILIATION OF PREPAID (ACCRUED) AND TOTAL AMOUNT
  RECOGNIZED
Funded status...............................................  $(1,037)  $  (359)
Unrecognized net actuarial loss.............................    1,400       370
Unrecognized prior service costs............................       51        63
Unrecognized net transition (asset) obligation..............       (8)      (18)
                                                              -------   -------
Net amount recognized.......................................  $   406   $    56
                                                              =======   =======
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost........................................  $    --   $   861
Accrued benefit liability...................................   (1,037)     (823)
Intangible asset............................................       43         2
Accumulated other comprehensive income......................    1,400        16
                                                              -------   -------
Net amount recognized.......................................  $   406   $    56
                                                              =======   =======

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net periodic pension expense related to the defined benefit plans for the years ended December 31, 2001, 2000 and 1999 is comprised of the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              ------   ------   -------
Weighted Average Assumptions Discount rate..................    7.5%     7.5%      7.5%
  Expected long-term rate of return on assets...............    9.0%     9.0%      9.0%
  Expected rate of compensation increase....................   0%-5%    0%-5%     0%-5%
Components of Net Periodic Pension Expense
  Service cost..............................................  $  106   $  207   $   348
  Interest cost.............................................     297      737     1,333
  Expected return on plan assets............................    (326)    (885)   (1,533)
  Amortization of transition obligation.....................      75      139       313
                                                              ------   ------   -------
Net periodic pension expense................................  $  152   $  198   $   461
                                                              ======   ======   =======

     The charge to operations under the Company's defined contribution plans was approximately $3,424, $3,576 and $3,580 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 9 -- STOCKHOLDERS' EQUITY

     The 1997 Stock Incentive Plan In connection with the Company's 1997 initial public offering, the Company adopted the Ivex Packaging Corporation 1997 Long-Term Stock Incentive Plan (the "1997 Stock Incentive Plan") which authorizes the grant of stock options at a fair market value, as defined, to participants with respect to a maximum of 3,000,000 shares of the Company's common stock.

     The following nonqualified options were granted under the 1997 Stock Incentive Plan:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Options outstanding at the beginning of the year............  1,644,002   1,289,668     881,501
Granted.....................................................    427,500     478,500     523,000
Exercised...................................................   (107,344)         --     (16,001)
Cancelled...................................................   (168,335)   (124,166)    (98,832)
                                                              ---------   ---------   ---------
Options outstanding at the end of the year..................  1,795,823   1,644,002   1,289,668
                                                              =========   =========   =========

     At December 31, 2001, the exercise prices of outstanding options range from $7.56 to $23.25, with a weighted average of $16.07. At December 31, 2001, 980,206 options were exercisable. The outstanding options vest over a period of three years from the date of grant and expire on dates in a range from September 30, 2007 to December 31, 2011.

     The 1999 Stock Option Plan For Non-employee Directors On May 11, 1999, the Company adopted the Ivex Packaging Corporation 1999 Stock Option Plan for Non-Employee Directors (the "1999 Director Stock Option Plan") which authorizes the grant of stock options at a fair market value, as defined, to participants with respect to a maximum of 100,000 shares of the Company's common stock. During 2001 and 2000, respectively, 12,000 and 12,000 stock options were granted with an exercise price of $14.93 and $9.00, respectively, and all such options were outstanding at December 31, 2001 and 2000. The options vest over a

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

period of three years from the date of grant and expire on May 10, 2011. At December 31, 2001, 9,336 of such options were exercisable.

     The IPC Option Plan IPC and the Company established a stock option plan (the "IPC Option Plan") for certain key executives, effective January 1, 1993. On September 30, 1997, options granted under this plan were exchanged for newly issued shares of the Company's common stock and newly issued stock options (the "IPC Options") exercisable for 817,067 shares of the Company's common stock at an option price of $16.00 (fair market value at the date of grant). Such options expire in 2007 and are fully vested and exercisable.

     The following table summarizes the activity for the IPC Options:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                           ----      ----      ----
Options outstanding at the beginning of the year........  812,465   812,465   812,465
Granted.................................................       --        --        --
Exercised...............................................  (41,240)       --
                                                          -------   -------   -------
Options outstanding at the end of the year..............  771,225   812,465   812,465
                                                          =======   =======   =======

     In connection with the exchange of the options granted under the IPC Option Plan for newly issued shares of the Company's common stock, the Company granted loans (the "Management Receivable") to participants in the IPC Option Plan to pay the income tax associated with the newly issued shares of the Company's common stock. In addition, the Company recorded an accrual for the future Company payments to senior management of an amount which (after taxes) will enable such management to pay interest on the Management Receivable. As of December 31, 2001 and 2000, the balance of this management compensation accrual is $5,440 and $7,899, respectively. The Management Receivable bears interest at the minimum applicable federal rate at the date of funding (averaging approximately 6.5%) and are secured only by the newly issued shares of stock exchanged for the IPC options and are non recourse to any other personal assets.

     Employee Stock Purchase Plan On April 26, 2000, the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for eligible employees of the Company and certain designated subsidiaries to purchase the Company's common stock at a discount from fair market value through automatic payroll deductions. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of such plan. During 2001 and 2000, respectively, employees purchased 38,720 and 76,235 shares of the Company's common stock under the Purchase Plan.

     SFAS 123 Disclosures On a pro forma basis, had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, the Company's net income and diluted earnings per share would have been as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                           ----      ----      ----
Net income..............................................  $24,977   $39,301   $24,406
                                                          =======   =======   =======
Diluted earnings per share..............................  $  1.21   $  1.93   $  1.16
                                                          =======   =======   =======

     The Company's pro forma net income was determined under the assumption that options granted were fully earned with equal vesting over the three years from date of grant. The fair value of the options granted

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following weighted-average assumptions:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                           ----       ----       ----
Dividend yield.........................................      0.00%      0.00%      0.00%
Volatility.............................................     35.00%     35.00%     35.00%
Risk-free interest rate................................      4.75%      5.80%      6.45%
Expected lives.........................................   3 years    3 years    3 years
Fair value of options (weighted-average)...............  $   4.50   $   3.30   $   3.99

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Pursuant to a consulting agreement, Packaging Holdings pays IPC a fixed annual consulting fee for certain services rendered to Packaging Holdings by IPC. During 2001, 2000 and 1999, the Company recorded consulting fee income of $500, $750 and $625, respectively, related to this agreement. See further discussion of the relationship with Packaging Holdings in Note 4- "Miscellaneous Other Assets."

     Pursuant to a consulting agreement, Valentine Paper Inc. ("Valentine") paid to the Company a performance-based consulting fee in an annual amount equal to $250 for certain services rendered to Valentine by the Company during the years ended December 31, 2001, 2000 and 1999. Certain executive officers and directors of the Company own outstanding common stock of Valentine.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings, which constitute ordinary routine litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, none of these proceedings or claims is material to the business or financial condition of the Company.

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes and the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time, the Company is involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters. The Company is currently involved with environmental remediation and ongoing maintenance at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures.

     From time to time, the Company is involved in cases arising under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These cases generally involve sites, which allegedly have received wastes from current or former Company locations. The Company's subsidiary, CFI Industries, Inc., was notified by the United States Environmental Protection Agency ("EPA") and the United States Department of Justice that a predecessor-company was a potentially-responsible-party ("PRP"), in cooperation with other parties, with respect to the Agriculture Street Landfill in New Orleans, Louisiana by virtue of having allegedly recycled and generated municipal and commercial waste during the time period from approximately 1948 to 1952. The Company believes that it is not reasonably possible that its potential

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

liability, if any, with respect to the known issues at these sites is likely to have a material adverse effect on the Company; however, because liability under CERCLA is joint and several and because the remediation costs at the New Orleans site are reported to be approximately $30,000 to $40,000, there can be no assurance that such liabilities would not have a material adverse effect on the Company.

     The Company has accrued approximately $979 and $1,335 relating to known on-site environmental matters at December 31, 2001 and 2000, respectively. The Company's environmental liabilities are not discounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be higher than the accrued liability. While the amount of ultimate costs associated with known environmental matters cannot be determined at this time, management believes, that absent any unforeseen future developments, these environmental matters will not have a material adverse effect on the Company. Although, no assurance can be given that additional issues relating to presently known sites or to other sites will not require additional investigation or expenditures.

     IPC leases certain of its facilities and equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements that IPC pay taxes, insurance and maintenance costs.

     Approximate future minimum annual rental payments under non-cancelable operating lease agreements are as follows:

2002........................................................   $15,449
2003........................................................     6,789
2004........................................................     5,022
2005........................................................     4,228
2006........................................................     3,692
Thereafter..................................................     7,745

     Rent expense under operating leases included in the accompanying statements of operations aggregated approximately $10,273, $10,345 and $7,565 during 2001, 2000 and 1999, respectively.

NOTE 12 -- REPORTING SEGMENTS

     The Company is divided into two operating segments, Consumer Packaging and Protective Packaging, based on management decisions as to resource allocation.

     Operating segment information based on Adjusted EBITDA is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
CONSUMER PACKAGING
  Net Sales..........................................  $528,741   $547,426   $488,037
  Adjusted EBITDA....................................    93,488     87,193     86,033
  Total Assets.......................................   443,928    487,684    467,127
  Purchase of property, plant and equipment..........    16,203     34,388     33,440
PROTECTIVE PACKAGING
  Net Sales..........................................   114,207    163,525    187,935
  Adjusted EBITDA....................................    18,390     25,512     30,970
  Total Assets.......................................    84,289     85,295    141,115
  Purchase of property, plant and equipment..........     3,526      4,867     11,078

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The reconciliation of operating segment information to the Company's consolidated financial statements is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
NET SALES
  Consumer Packaging.................................  $528,741   $547,426   $488,037
  Protective Packaging...............................   114,207    163,525    187,935
                                                       --------   --------   --------
     Total...........................................  $642,948   $710,951   $675,972
                                                       ========   ========   ========
INCOME BEFORE INCOME TAXES
  Adjusted EBITDA:
     Consumer Packaging..............................  $ 93,488   $ 87,193   $ 86,033
     Protective Packaging............................    18,390     25,512     30,970
     Corporate.......................................    (9,328)    (6,944)    (8,159)
                                                       --------   --------   --------
       Total.........................................   102,550    105,761    108,844
  Depreciation expense...............................   (35,197)   (36,914)   (35,545)
  Amortization expense...............................    (3,504)    (3,652)    (3,436)
  Restructuring charges..............................    (2,623)    (4,000)    (4,950)
  Joint venture income (loss)........................     1,066     (1,659)     3,012
  Loss on Puerto Rico joint venture..................    (2,210)        --         --
  Gain on sale.......................................     4,995     42,150         --
  Interest expense...................................   (25,104)   (32,369)   (30,757)
                                                       --------   --------   --------
     Income before income taxes......................  $ 39,973   $ 69,317   $ 37,168
                                                       ========   ========   ========
PURCHASE OF PROPERTY, PLANT AND EQUIPMENT
  Consumer Packaging.................................  $ 16,203   $ 34,388   $ 33,440
  Protective Packaging...............................     3,526      4,867     11,078
  Corporate..........................................     2,165      1,661      3,805
                                                       --------   --------   --------
     Total...........................................  $ 21,894   $ 40,916   $ 48,323
                                                       ========   ========   ========

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
TOTAL ASSETS
  Consumer Packaging.................................  $443,928   $487,684   $467,127
  Protective Packaging...............................    84,289     85,295    141,115
  Corporate..........................................    24,427     19,784     32,345
                                                       --------   --------   --------
     Total...........................................  $552,644   $592,763   $640,587
                                                       ========   ========   ========

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Foreign Operations The Company has operations in the United States, Canada, Europe and Southeast Asia. The following table allocates net sales and identifiable assets between U.S. operations and non-U.S. operations based on manufacturing locations.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
NET SALES
  United States......................................  $486,555   $549,997   $542,154
  Canada.............................................    83,680     67,102     60,123
  Other foreign subsidiaries.........................    72,713     93,852     73,695
                                                       --------   --------   --------
                                                       $642,948   $710,951   $675,972
                                                       ========   ========   ========

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
IDENTIFIABLE ASSETS
  United States......................................  $433,240   $463,352   $528,932
  Canada.............................................    58,093     57,575     51,684
  Other foreign subsidiaries.........................    61,311     71,836     59,971
                                                       --------   --------   --------
                                                       $552,644   $592,763   $640,587
                                                       ========   ========   ========

NOTE 13 -- RESTRUCTURING CHARGES

     2001 Restructuring Charge During 2001, Ivex recorded a restructuring charge of $2,623 (the "2001 Restructuring Charge") relating to (i) additional closing costs of the Albon, France facility of approximately $1,423, (ii) an impairment of certain remaining assets in France of $200, and (iii) an asset impairment of certain thermoforming equipment in the Company's Sedgefield, England facility associated with a restructuring of its manufacturing capacity of $1,000. The Albon facility ceased operations during the second quarter of 2001 and the building was sold during the fourth quarter of 2001. Both the closing of the facility in France and the restructuring of manufacturing capacity at Sedgefield were part of management's restructuring of its European converting operations which began during 2000. The restructuring is substantially complete, however, certain assets remain to be liquidated in France including collection of trade and tax receivables (net assets aggregate approximately $1,350).

     2000 Restructuring Charge During 2000, Ivex recorded a restructuring charge of $4,000 (the "2000 Restructuring Charge") related to facility exit costs and a management restructuring of the European converting operations and the additional charges incurred for the consolidation of the Sparks, Nevada facility.

     The Company recorded expense of $2,600 related to facility exit costs associated with closing certain European operations, including its facility in Albon, France. The Company also recorded expense of $756 related to severance and other employee costs resulting from the restructuring of its European operations. Additionally, the Company recognized an asset impairment of $194 in connection with the consolidation of the Sparks, Nevada facility. The remaining balance of the 2000 Restructuring Charge of $450 consisted of severance and other employee costs associated with completing the consolidation of the Sparks, Nevada facility. The closure of the Sparks, Nevada facility was part of a reorganization of the medical and electronics product group. During the third quarter of 2000, Ivex recorded expense of $267 related to severance costs associated with the closing of its Enniskillen, Northern Ireland facility and $365 related to severance costs associated with the management reorganization of the medical and electronics product group.

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     1999 Restructuring Charge During 1999, Ivex recorded a restructuring charge of $4,950 (the "1999 Restructuring Charge") related to facility exit costs and certain asset impairments associated with closing the Hollister, California manufacturing facility, rationalizing and realigning manufacturing capacity in certain of the Company's businesses, including the Sparks, Nevada facility, and exiting Ultra Pac's joint venture in Chile.

     During 1999 the Company recorded expense of $4,000 related to exit costs for the Hollister, California manufacturing facility. The Company is committed to an operating lease of the facility through March 1, 2008. The $4,000 expense included an accrual for the estimated difference between the lease commitment and expected sublease proceeds of $2,758. During the third quarter of 2000, the Company entered into a sublease for the Hollister facility that is expected to generate proceeds $632 greater than initially estimated. Accordingly, the restructuring reserve was reduced for this change in estimate in 2000.

     The Company also recorded expense of $450 as a result of the implementation of a manufacturing capacity rationalization plan during the fourth quarter of 1999 which resulted in closing the Sparks, Nevada facility and removing Protective Packaging production from the Grove City, Pennsylvania facility. The planned consolidations were completed as of the second quarter of 2000.

     Based on continued operating losses and poor cash flow from Ultra Pac's joint venture agreement in Chile, the Company recorded during 1999 an asset impairment of $500 representing the difference between the Company's investment in the joint venture of $875 in the form of common stock, trade receivables and machinery and equipment transfers and the estimated realizable value of such investments.

     During 2001, the Company made payments related to its restructuring reserves totaling $4,518. The remaining balance sheet reserve at December 31, 2001 related to the restructuring charges was $1,991, representing $1,284 of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $707 of severance, contractual obligations and facility exit costs associated with closing certain European operations.

     The reserves for restructuring charges are as follows:

                                                           MEDICAL AND
                                               HOLLISTER   ELECTRONICS   EUROPE     TOTAL
                                               ---------   -----------   -------   -------
Balance at December 31, 1999.................   $2,750        $  85      $    --   $ 2,835
  Additions..................................       --          450        3,356     3,806
  Payments/Reductions........................     (547)        (738)        (270)   (1,555)
  Adjustments................................     (632)         365          267        --
                                                ------        -----      -------   -------
Balance at December 31, 2000.................    1,571          162        3,353     5,086
  Additions..................................       --           --        1,423     1,423
  Payments/Reductions........................     (437)        (162)      (3,919)   (4,518)
  Adjustments................................      150           --         (150)       --
                                                ------        -----      -------   -------
Balance at December 31, 2001.................   $1,284        $  --      $   707   $ 1,991
                                                ======        =====      =======   =======

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- UNAUDITED QUARTERLY RESULTS

     Summarized unaudited quarterly data for the years ended December 31, 2001 and 2000 are as follows:

          QUARTER ENDED             MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2001
          -------------             --------------   -------------   ------------------   -----------------
Net sales.........................     $159,487      $     170,606   $          159,727       $153,128
Gross profit......................       31,178             36,155               35,240         35,145
Income from operations............       12,909             16,462               16,903         14,952
Net income........................        4,194              6,632                7,388          7,769
Diluted earnings per share:
  Net income......................     $   0.21      $        0.32   $             0.36       $   0.37

          QUARTER ENDED             MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
          -------------             --------------   -------------   ------------------   -----------------
Net sales.........................     $181,512       $  188,978     $          172,269       $168,192
Gross profit......................       36,900           37,617                 33,631         33,663
Income from operations............       15,721           13,150                 16,951         15,373
Net income........................        4,237           24,313                  6,026          5,747
Diluted earnings per share:
  Net income......................     $   0.21       $     1.20     $             0.30       $   0.28

NOTE 15 -- STOCKHOLDERS RIGHTS PLAN

     On February 10, 1999, the Board of Directors adopted a Stockholder Rights Plan in which rights were distributed as a dividend at the rate of one Right for each share of common stock, par value $0.01 per share, of the Company held by stockholders of record as of the close of business on March 16, 1999. The Rights Plan is designed to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on February 10, 2009.

     Each Right initially will entitle stockholders to buy one unit of a share of preferred stock for $80.00. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, if a person or group commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock or if the Board of Directors determines that a person or group, having obtained beneficial ownership of at least 10% of the Company's common stock, is seeking short-term financial gain which would not serve the long-term interests of the Company or whose ownership is causing or is likely to cause a material adverse impact on the Company (an "Adverse Person").

     If any person becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, or the Board of Directors determines that any person or group is an Adverse Person, then each Right not owned by a 15%-or-more stockholder or related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's then current exercise price. In addition, if after any person has become a 15%-or-more stockholder, Ivex Packaging Corporation is involved in a merger or other business combination transaction with another person in which the Company does not survive or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each

                           IVEX PACKAGING CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's then current exercise price.

     The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to 10 days (subject to extension) following a public announcement that a 15% position has been acquired or the date a person is declared by the Board to be an Adverse Person.

NOTE 16 -- SUBSEQUENT EVENT

     On March 18, 2002, the Company announced that it has entered into an Agreement and Plan of Merger with Alcoa Inc. pursuant to which the shareholders of the Company will receive, for each outstanding share of Company common stock, $21.50 in cash and a pro-rata distribution of the Company's 48.2% interest in the common stock of Packaging Dynamics Corporation ("Packaging Dynamics"). Concurrently with the closing of the merger, the Company will distribute to its shareholders such shares of Packaging Dynamics. These transactions are subject to, among other things, the approval of the Company's stockholders and customary regulatory approvals. The transaction is expected to close during the second quarter of 2002.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                      ASSETS
Cash and cash equivalents...................................  $       9   $       9
Investment in subsidiary....................................     73,418      73,418
Due from IPC, Inc...........................................     21,684      19,665
                                                              ---------   ---------
       Total assets.........................................  $  95,111   $  93,092
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
  Common stock, $.01 par value -- 45,000,000 shares
      authorized; 21,095,849 shares issued; 20,470,806 and
      20,321,994 shares outstanding.........................  $     211   $     209
  Paid in capital in excess of par value....................    341,675     339,382
  Treasury stock, at cost -- 625,043 and 625,275 shares.....     (5,370)     (5,094)
  Accumulated deficit.......................................   (241,405)   (241,405)
                                                              ---------   ---------
       Total stockholders' equity...........................     95,111      93,092
                                                              ---------   ---------
Total liabilities and stockholders' equity..................  $  95,111   $  93,092
                                                              =========   =========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   --------
Net income..................................................   $     --   $     --   $     --
                                                               ========   ========   ========

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          PAID IN
                                      COMMON STOCK       CAPITAL IN
                                   -------------------   EXCESS OF    ACCUMULATED   TREASURY   STOCKHOLDERS'
                                     SHARES     AMOUNT   PAR VALUE      DEFICIT      STOCK        EQUITY
                                   ----------   ------   ----------   -----------   --------   -------------
Balance at December 31, 1998.....  20,931,268    $209     $339,098     $(241,405)                 $97,902
Exercise of common stock
  options........................      16,001                  256                                    256
Purchase of treasury stock.......    (153,800)                                      $(1,216)       (1,216)
                                   ----------    ----     --------     ---------    -------       -------
Balance at December 31, 1999.....  20,793,469     209      339,354      (241,405)    (1,216)       96,942
Purchase of treasury stock.......    (547,800)                                       (4,496)       (4,496)
Employee stock purchase plan.....      76,325                   28                      618           646
                                   ----------    ----     --------     ---------    -------       -------
Balance at December 31, 2000.....  20,321,994     209      339,382      (241,405)    (5,094)       93,092
Exercise of common stock
  options........................     148,580       2        2,198                                  2,200
Purchase of treasury stock.......     (44,500)                                         (650)         (650)
Employee stock purchase plan.....      44,732                   95                      374           469
                                   ----------    ----     --------     ---------    -------       -------
Balance at December 31, 2001.....  20,470,806    $211     $341,675     $(241,405)   $(5,370)      $95,111
                                   ==========    ====     ========     =========    =======       =======

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 2001        2000        1999
                                                               ---------   ---------   ---------
Cash flows used by operating activities:
  Net income................................................    $    --     $    --     $    --
Cash flows from financing activities:
  Transfer from (to) IPC, Inc...............................     (2,019)      3,850         960
  Exercise of common stock options..........................      2,200          --         256
                                                                -------     -------     -------
  Net cash from financing activities........................        181       3,850       1,216
                                                                -------     -------     -------
Cash flows from investing activities:
  Purchase of treasury stock................................       (650)     (4,496)     (1,216)
  Employee stock purchase plan..............................        469         646          --
                                                                -------     -------     -------
  Net cash used by investing activities.....................       (181)     (3,850)     (1,216)
                                                                -------     -------     -------
Net change in cash and cash equivalents:
  Cash and cash equivalents at beginning of year............          9           9           9
                                                                -------     -------     -------
  Cash and cash equivalents at end of year..................    $     9     $     9     $     9
                                                                =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.

                           IVEX PACKAGING CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                 BEGINNING                                    ENDING
              DESCRIPTION                         BALANCE    ADDITIONS     DEDUCTIONS         BALANCE
              -----------                        ---------   ---------     ----------         -------
Accounts receivable -- allowance for
  doubtful accounts:
                                          1999    $2,867      $2,778(1)     $  (652)(2)       $4,993
                                          2000     4,993          92         (2,601)(2)(3)     2,484
                                          2001     2,484       1,433(1)      (1,300)(2)        2,617
Income Taxes -- valuation allowance:
                                          1999    $2,576      $1,018        $(1,400)          $2,194
                                          2000     2,194          40             --            2,234
                                          2001     2,234       1,728           (562)           3,400

---------------

(1) Reflects additions of $65 and $328 associated with acquisitions for the years ended December 31, 2001 and 1999, respectively.

(2) Accounts charged off, less recoveries.

(3) Includes $292 as a result of the sale of the Specialty Coating business.