Form 10-Q
period 2002-03-31
IVEX PACKAGING CORP /DE/
filed 2002-05-14
CIK 900367

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

FOR THE QUARTER ENDED MARCH 31, 2002             COMMISSION FILE NUMBER 1-13968



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

                                 Yes |X| No |_|

     At May 13, 2002, there were 20,691,747 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           IVEX PACKAGING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2002           2001
                                                                                   ----           ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...............................................     $   5,459      $   6,826
   Accounts receivable trade, net of allowance .............................        83,480         79,878
   Inventories .............................................................        79,797         80,860
   Prepaid expenses and other ..............................................         4,601          9,144
                                                                                 ---------      ---------
         Total current assets ..............................................       173,337        176,708
                                                                                 ---------      ---------

Property, Plant and Equipment:
   Buildings and improvements ..............................................        68,696         68,423
   Machinery and equipment .................................................       372,266        373,134
   Construction in progress ................................................        15,191         10,549
                                                                                 ---------      ---------
                                                                                   456,153        452,106
   Less - accumulated depreciation .........................................      (241,219)      (234,513)
                                                                                 ---------      ---------
                                                                                   214,934        217,593
   Land ....................................................................        12,428         12,433
                                                                                 ---------      ---------

      Total property, plant and equipment ..................................       227,362        230,026
                                                                                 ---------      ---------

Other Assets:
   Goodwill, net of accumulated amortization ...............................        93,248         93,255
   Management receivable ...................................................         7,875          7,875
   Miscellaneous ...........................................................        46,010         44,780
                                                                                 ---------      ---------

      Total other assets ...................................................       147,133        145,910
                                                                                 ---------      ---------

Total Assets ...............................................................     $ 547,832      $ 552,644
                                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt ..................................     $  23,189      $  23,526
   Accounts payable and accrued invoices ...................................        44,078         45,842
   Accrued salary and wages ................................................         6,412          8,592
   Self insurance reserves .................................................         4,655          4,845
   Accrued rebates and discounts ...........................................         4,002          5,080
   Accrued interest ........................................................         3,200          3,714
   Other accrued expenses ..................................................        12,791         10,566
                                                                                 ---------      ---------

      Total current liabilities ............................................        98,327        102,165
                                                                                 ---------      ---------

Long-Term Debt .............................................................       305,140        313,306
                                                                                 ---------      ---------

Other Long-Term Liabilities ................................................        17,594         20,003
                                                                                 ---------      ---------

Deferred Income Taxes ......................................................        23,648         23,343
                                                                                 ---------      ---------

Commitments and Contingencies (Note 6)......................................
                                                                                 ---------      ---------

Stockholders' Equity:
   Common stock, $.01 par value - 45,000,000 shares authorized;
      21,316,551 shares issued; 20,691,747 and 20,470,806 shares outstanding           213            211
   Paid in capital in excess of par value ..................................       345,471        341,675
   Accumulated deficit .....................................................      (214,318)      (220,093)
   Treasury stock, at cost - 624,804 and 625,043 shares ....................        (5,451)        (5,370)
   Accumulated other comprehensive loss ....................................       (22,792)       (22,596)
                                                                                 ---------      ---------
         Total stockholders' equity ........................................       103,123         93,827
                                                                                 ---------      ---------
Total Liabilities and Stockholders' Equity .................................     $ 547,832      $ 552,644
                                                                                 =========      =========


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                   2002                2001
                                                   ----                ----

Net sales ..............................       $    140,206        $    159,487
Cost of goods sold .....................            110,344             128,309
                                               ------------        ------------
Gross profit ...........................             29,862              31,178
                                               ------------        ------------
Operating expenses:
   Selling .............................              7,000               7,226
   Administrative ......................              9,407              10,172
   Amortization of intangibles .........                188                 871
                                               ------------        ------------
   Total operating expenses ............             16,595              18,269
                                               ------------        ------------
Income from operations .................             13,267              12,909
Other income (expense):
   Interest expense ....................             (4,834)             (6,495)
   Income from equity investments ......                452                  38
                                               ------------        ------------
Income before income taxes .............              8,885               6,452
Income tax provision ...................              3,110               2,258
                                               ------------        ------------
Net income .............................       $      5,775        $      4,194
                                               ============        ============

Earnings per share:
   Basic:
      Net income .......................       $       0.28        $       0.21
                                               ============        ============
      Weighted average shares
         outstanding ...................         20,590,899          20,321,187
                                               ============        ============
   Diluted:
      Net income .......................       $       0.28        $       0.21
                                               ============        ============
      Weighted average shares
         outstanding ...................         20,982,579          20,395,225
                                               ============        ============

         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             PAID IN
                                                       COMMON STOCK          CAPITAL
                                                       ------------       IN EXCESS OF     ACCUMULATED TREASURY
                                                    SHARES       AMOUNT     PAR VALUE        DEFICIT     STOCK
                                                    ------       ------     ---------        -------     -----
Balance at December 31, 2000.................      20,321,994    $   209    $  339,382    $ (246,076)  $   (5,094)
Net income...................................                                                 25,983
Employee stock purchase plan ................          44,732                       95                        374
Purchase treasury stock......................         (44,500)                                               (650)
Exercise of common stock options.............         148,580          2         2,198
Other comprehensive loss  (Note 2)...........
Comprehensive income.........................
                                                -------------    -------    ----------    ----------   ----------

Balance at December 31, 2001 ................      20,470,806        211       341,675      (220,093)      (5,370)
Net income...................................                                                  5,775
Employee stock purchase plan.................           7,489                       34                         66
Purchase treasury stock .....................          (7,250)                                               (147)
Exercise of common stock options.............         220,702          2         3,762
Other comprehensive loss  (Note 2)...........
Comprehensive income.........................
                                                -------------    -------    ----------    ----------   ----------

Balance at March 31, 2002....................      20,691,747    $   213    $  345,471    $ (214,318)  $   (5,451)
                                                =============    =======    ==========    ==========   ==========

                                                                   ACCUMULATED
                                                                      OTHER
                                                                  COMPREHENSIVE   STOCKHOLDERS'    COMPREHENSIVE
                                                                       LOSS          EQUITY            INCOME
                                                                       ----          ------            ------
Balance at December 31, 2000..................................    $     (8,824)   $     79,597
    Net income................................................                          25,983      $    25,983
    Employee stock purchase plan..............................                             469
    Purchase treasury stock...................................                            (650)
    Exercise of common stock options..........................                           2,200
    Other comprehensive loss  (Note 2)........................         (13,772)        (13,772)         (13,772)
                                                                                                    -----------
    Comprehensive income......................................                                      $    12,211
                                                                  ------------    ------------      ===========

Balance at December 31, 2001..................................         (22,596)         93,827

    Net income................................................                           5,775      $     5,775
    Employee stock purchase plan..............................                             100
    Purchase treasury stock...................................                            (147)
    Exercise of common stock options..........................                           3,764
    Other comprehensive loss  (Note 2)........................            (196)           (196)            (196)
                                                                                                    -----------
    Comprehensive income......................................                                      $     5,579
                                                                  ------------    ------------      ===========

Balance at March 31, 2002.....................................    $    (22,792)   $    103,123
                                                                  ============    ============


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                     2002          2001
                                                                                     ----          ----
Cash flows from operating activities:
   Net income ................................................................     $  5,775      $  4,194
      Adjustments to reconcile net income to net cash from (used by) operating activities:
      Depreciation of properties .............................................        8,105         8,580
      Amortization of intangibles and debt issue costs .......................          428         1,105
      Non-cash income from equity investments ................................         (452)          (38)
      Non-cash interest income ...............................................         (542)         (481)
      Deferred income taxes ..................................................          305            --
       Change in operating assets and liabilities:
         Accounts receivable .................................................       (3,828)        2,076
         Inventories .........................................................          953        (3,367)
         Prepaid expenses and other assets ...................................        1,918          (591)
         Accounts payable and accrued invoices ...............................       (1,598)      (14,875)
         Accrued expenses and other liabilities ..............................       (1,516)       (8,529)
                                                                                   --------      --------
   Net cash from (used by) operating activities ..............................        9,548       (11,926)
                                                                                   --------      --------

Cash flows from (used by) financing activities:
   Payment of debt ...........................................................          (63)       (4,698)
   Proceeds from (payment of) revolving credit facility ......................       (8,100)       25,400
   Proceeds from issuance of stock ...........................................        3,266            --
   Purchase of treasury stock ................................................         (147)         (143)
   Other, net ................................................................         (640)          270
                                                                                   --------      --------
      Net cash from (used by) financing activities ...........................       (5,684)       20,829
                                                                                   --------      --------

Cash flows used by investing activities:
   Purchase of property, plant and equipment .................................       (6,420)       (5,825)
   Acquisitions, net of cash acquired ........................................           --        (4,827)
   Other, net ................................................................        1,189         1,029
                                                                                   --------      --------
      Net cash used by investing activities ..................................       (5,231)       (9,623)
                                                                                   --------      --------
Net decrease in cash and cash equivalents ....................................       (1,367)         (720)
Cash and cash equivalents at beginning of period .............................        6,826         5,212
                                                                                   --------      --------
Cash and cash equivalents at end of period ...................................     $  5,459      $  4,492
                                                                                   ========      ========

Supplemental cash flow disclosures: Cash paid during the period for:
      Interest ...............................................................     $  5,871      $  7,849
      Income taxes ...........................................................        1,404         2,447


         The accompanying notes are an integral part of this statement.

                           IVEX PACKAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - ACCOUNTING AND REPORTING POLICIES

         In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") of Ivex Packaging Corporation ("Ivex" or the "Company"). IPC, Inc. ("IPC") is the only direct subsidiary of Ivex and is wholly owned.

         The Company's accounting and reporting policies are summarized in Note 2 to the consolidated financial statements of the Ivex Form 10-K.

  Accounts Receivable

         Accounts receivable at March 31, 2002 and December 31, 2001 consist of the following:

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2002            2001
                                                                                      ----            ----

         Accounts receivable ..............................................        $    85,917    $      82,495
         Less - Allowance for doubtful accounts............................             (2,437)          (2,617)
                                                                                   -----------    -------------
                                                                                   $    83,480    $      79,878
                                                                                   ===========    =============

Inventories

         Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2002            2001
                                                                                      ----            ----
Raw materials..............................................................        $    39,811    $      40,152
Finished goods.............................................................             39,986           40,708
                                                                                   -----------    -------------
                                                                                   $    79,797    $      80,860
                                                                                   ===========    =============


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

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Equity Investments

         The Company has investments in a number of affiliates. Affiliated companies in which Ivex does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings of these affiliates is included in income as earned.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) were as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               2002             2001
                                                                                               ----             ----

         Foreign currency translation adjustments...................................        $      (873)   $      (3,358)
         Minimum pension liability adjustments......................................               (851)              --
         Reclassification of derivative income (losses) to earnings, net of tax.....             (1,424)              39
         Change in fair value of derivative instruments, net of tax.................              2,952           (2,684)
                                                                                            -----------    --------------
         Other comprehensive loss...................................................        $      (196)   $      (6,003)
                                                                                            ===========    =============

         The Company records derivative instruments in the statement of financial position at fair value. The change in fair value of a derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

         The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2002, the Company had $260,000 notional value of interest rate derivatives outstanding and has entered into agreements for an additional $50,000 notional value of interest rate derivatives beginning November 5, 2002.

         The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. These agreements effectively fix the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. These agreements effectively fix the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has entered into two interest rate swap agreements with two banks beginning November 5, 2002, that effectively fix the Company's LIBOR base rate for $50,000 ($25,000 and $25,000) of the Company's indebtedness at a rate of 4.53% and 4.5275%, respectively, through November 5, 2003. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $5,863 as of March 31, 2002 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility.

NOTE 3 - LONG TERM DEBT

         At March 31, 2002 and December 31, 2001, the long-term debt of the Company was as follows:

                                                                    MARCH 31,      DECEMBER 31,
                                                                      2002            2001
                                                                      ----            ----
         Senior credit facility................................... $   292,724    $     300,824
         Industrial revenue bonds.................................      34,973           34,998
         Other....................................................         632            1,010
                                                                   -----------    -------------
         Total debt outstanding...................................     328,329          336,832
         Less - Current installments of long-term debt ...........     (23,189)         (23,526)
                                                                   -----------    -------------
         Long-term debt........................................... $   305,140    $     313,306
                                                                   ===========    =============

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4 - REPORTING SEGMENTS

         The reconciliation of the operating segment information to the Company's consolidated financial statements is as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                               2002          2001
                                                               ----          ----
Net Sales:
    Consumer Packaging..................................... $  114,423    $  129,771
    Protective Packaging...................................     25,783        29,716
                                                            ----------    ----------
Total    .................................................. $  140,206    $  159,487
                                                            ==========    ==========
Income Before Income Taxes:
    EBITDA:
       Consumer Packaging.................................. $   20,222    $   18,949
       Protective Packaging................................      3,480         5,191
       Corporate...........................................     (2,142)       (1,780)
                                                            ----------    ----------
Total    ..................................................     21,560        22,360
    Depreciation expense ..................................     (8,105)       (8,580)
    Amortization of intangibles............................       (188)         (871)
    Interest expense.......................................     (4,834)       (6,495)
    Income from equity investments ........................        452            38
                                                            ----------    ----------
       Income before income taxes.......................... $    8,885    $    6,452
                                                            ==========    ==========
Purchase of Property, Plant and Equipment:
    Consumer Packaging..................................... $    4,597    $    4,375
    Protective Packaging...................................      1,713         1,224
    Corporate..............................................        110           226
                                                            ----------    ----------
       Total............................................... $    6,420    $    5,825
                                                            ==========    ==========

                                                             MARCH 31,    DECEMBER 31,
                                                               2002          2001
                                                               ----          ----
Total Assets:
      Consumer Packaging.......................             $  439,503    $  443,928
      Protective Packaging.....................                 85,419        84,289
      Corporate................................                 22,910        24,427
                                                            ----------    ----------
         Total.................................             $  547,832    $  552,644
                                                            ==========    ==========

                           IVEX PACKAGING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5 - RESTRUCTURING CHARGE

         The reserves for restructuring charges are as follows:

                                                  HOLLISTER    EUROPE       TOTAL
                                                  ---------    ------       -----
Balance at December 31, 2001 .................    $  1,284     $   707     $  1,991
    Payments/Reductions.......................         (54)        (63)        (117)
                                                  --------     -------     --------
Balance at March 31, 2002.....................    $  1,230     $   644     $  1,874
                                                  ========     =======     ========

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

         The Company has accrued approximately $932 and $979 relating to environmental matters at March 31, 2002 and December 31, 2001, respectively. The Company's environmental liabilities are not discounted and do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites could be higher than the accrued liability. While the amount of ultimate costs associated with known environmental matters cannot be determined at this time, management believes, that absent any unforeseen future developments, these environmental matters will not have a material adverse effect on the Company. Although, no assurance can be given that additional issues relating to presently known sites or to other sites will not require additional investigation or expenditures.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" These statements eliminate the pooling-of-interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. A comparison of net income and earnings per share for the first quarter of 2002 and net income and earnings per share for the first quarter of 2001 adjusted to remove goodwill amortization was as follows:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                        2002       2001
                                                                        ----       ----
Reported net income...............................................    $  5,775    $  4,194
Add back:  Goodwill amortization (net of income taxes of $69).....                     577
                                                                      --------    --------
Adjusted net income...............................................    $  5,775    $  4,771
                                                                      ========    ========

Basic earnings per share:
   Net income ....................................................    $   0.28    $   0.21
   Add back:  Goodwill amortization (net of income taxes).........                    0.03
                                                                      --------    --------
   Adjusted net income ...........................................    $   0.28    $   0.24
                                                                      ========    ========
Diluted earnings per share:
   Net income ....................................................    $   0.28    $   0.21
   Add back:  Goodwill amortization (net of income taxes).........                    0.02
                                                                      --------    --------
   Adjusted net income ...........................................    $   0.28    $   0.23
                                                                      ========    ========

         The Company also expects to complete the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the first half of 2002. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit less the fair values of all the other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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


NOTE 8 - AGREEMENT AND PLAN OF MERGER

         On March 18, 2002, the Company announced that it has entered into an Agreement and Plan of Merger with Alcoa Inc. pursuant to which a wholly-owned subsidiary of Alcoa would merge with the Company, and the Company would become a wholly-owned subsidiary of Alcoa. Under the terms of the Agreement and Plan of Merger, each share of Company common stock would, upon the consummation of the merger, be converted into the right to receive $21.50 in cash. In addition, as a condition to, and immediately prior to, the merger, the Company would distribute to its stockholders and certain option holders its shares of common stock of Packaging Dynamics Corporation ("Packaging Dynamics"), representing in the aggregate approximately 48.2% of the Packaging Dynamics common stock then outstanding. Each Company stockholder would receive one share of Packaging Dynamics common stock for every five shares of Company common stock held at the time of the merger. In addition to the distribution of Packaging Dynamics common stock, the merger is subject to the approval of the Company's stockholders and customary regulatory approvals. The merger is expected to close during the second quarter of 2002.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

  Net Sales

         The Company's net sales decreased by 12.1% during the first three months of 2002 over the Company's net sales during the corresponding period in 2001. The decrease primarily resulted from lower selling price and volume of extruded sheet and film and lower sales volume of medical and electronics and protective packaging products due primarily to weak industry dynamics. See additional discussion in "Operating Segments".

  Gross Profit

         The Company's gross profit decreased 4.2% during the first three months of 2002 compared to the corresponding period in the prior year primarily as a result of the lower sales volume partially offset by reduced raw material costs, including decreased resin costs ranging up to 30%. Gross profit margin increased to 21.3% during the first three months of 2002 compared to 19.5% during the first three months of 2001 primarily as a result of the reduced raw material costs.

  Operating Expenses

         Selling and administrative expenses decreased 5.7% during the first three months of 2002 primarily as a result of cost control in all businesses and lower cost profile associated with the reorganization of the medical and electronics group and the closing of the Company's manufacturing facility in France. As a percentage of net sales, selling and administrative expenses increased to 11.7% during the first three months of 2002 compared to 10.9% during the same period in the prior year. The increase as a percentage of net sales was primarily the result of the reduced selling price and sales volume.

         On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" These statements eliminate the pooling-of-interest method of accounting for business combinations and require goodwill and intangible assets with indefinite lives to no longer be amortized but to instead be tested for impairment at least annually. Other intangible assets with determinable lives will continue to be amortized over their useful lives. The application of SFAS No. 142 resulted in the reduction of goodwill amortization of $646 during the first three months of 2002 compared to the first three months of 2001.

  Income from Operations

         Income from operations and operating margin were $13,267 and 9.5%, respectively, during the first three months of 2002 compared to income from operations and operating margin of $12,909 and 8.1%, respectively, during the first three months of 2001. The increase is primarily attributable to the change in amortization expense.

  Interest Expense

         Interest expense during the first three months of 2002 was $4,834 compared to $6,495 during the same period in 2001. The decrease was primarily due to decreased outstanding indebtedness and decreased interest rates on borrowings. The average interest rates on borrowings on the Company's Senior Credit Facility and industrial revenue bonds were approximately 1.3% less during the first three months of 2002 compared to the same period in 2001.

  Other Income (Expense)

         Income from equity investments during the first three months of 2002 primarily resulted from the Company's equity interest in the net operating results of Packaging Holdings, L.L.C. The increase during the first three months of 2002 compared with the first three months of 2001 was primarily the result of improved sales and reduced energy costs at Packaging Holdings, L.L.C.

  Income Taxes

         The Company's effective tax rate for the first three months of 2002 was consistent with the prior year at 35%.

  Net Income and Earnings per Share

         Net income increased to $5,775 during the first three months of 2002 compared to net income of $4,194 in 2001. The increase was primarily the result of the reduced amortization and interest expense. Consistent with the growth in net income, diluted earnings per share increased to $0.28 during the first three months of 2002 compared to earnings per share of $0.21 during the first three months of 2001. Adjusted to remove goodwill amortization, earnings per share for the first quarter of 2001 was $0.23.

OPERATING SEGMENTS

  Net Sales

         The following table sets forth information with respect to net sales of the Company's operating segments for the periods presented:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                          % OF                         % OF
                                              2002      NET SALES        2001        NET SALES
                                              ----      ---------        ----       ----------
         Consumer Packaging..............  $  114,423        81.6     $  129,771          81.4
         Protective Packaging ...........      25,783        18.4         29,716          18.6
                                           ----------    --------     ----------    ----------
                Total....................  $  140,206       100.0     $  159,487         100.0
                                           ==========    ========     ==========    ==========

         Consumer Packaging net sales decreased by 11.8% during the first three months of 2002 compared to the corresponding period in 2001. The decrease in net sales primarily resulted from decreased selling prices for extruded sheet and film (primarily associated with decreased raw material cost), decreased sales volume of medical and electronics packaging (approximately $5,200) and decreased sales in European converted products (approximately $2,300 associated with the contribution of the Company's plant in France to an unconsolidated joint venture). In addition, there was decreased unit sales volume of merchant extruded sheet and film due primarily to a greater mix of internal sales of extruded sheet.

         Protective Packaging net sales decreased by 13.2% during the first three months of 2002 from the corresponding period in 2001, primarily due to decreased unit sales volume of specialty paper and converted single face corrugated paper products primarily associated with overall weak economic conditions.

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

         The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   (DOLLARS IN THOUSANDS)
                                                     % OF                        % OF
                                         2002      NET SALES        2001       NET SALES
                                         ----      ---------        ----       ---------
Consumer Packaging..................  $  20,222       17.7        $ 18,949        14.6
Protective Packaging................      3,480       13.5           5,191        17.5
Corporate Expense...................     (2,142)        --          (1,780)         --
                                      ---------                   --------
         Total  ....................  $  21,560       15.4        $ 22,360        14.0
                                      =========                   ========

         The Company's EBITDA decreased from $22,360 to $21,560 and EBITDA margin increased from 14.0% to 15.4% during the first three months of 2002 compared to the same period in 2001. The increase in Consumer Packaging EBITDA of 6.7%, or $1,273 for the quarter was primarily due to reduced raw material costs, increased sales volume of North American converted products for food packaging and increased production volume of extruded sheet. The decrease in Protective Packaging EBITDA of 33.0%, or $1,711 is primarily due to the decreased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had cash and cash equivalents of $5,459 and availability of $63,272 under the revolving credit portion of its Senior Credit Facility. The Company's working capital at March 31, 2002 was $75,010.

         The Company's primary short-term and long-term operating cash requirements are for debt service, working capital, acquisitions and capital expenditures. The Company expects to rely on cash generated from operations supplemented by revolving credit facility borrowings under the Senior Credit Facility to fund the Company's principal short-term and long-term cash requirements.

         The Senior Credit Facility is comprised of a $150,000 Term A Loan, a $150,000 Term B Loan and a $265,000 revolving credit facility (up to $65,000 of which may be in the form of letters of credit). The Term A Loan is required to be repaid in quarterly payments totaling $21,881 in 2002 and $18,380 in 2003, and the Term B Loan is required to be repaid in quarterly payments totaling $1,050 per annum through September 30, 2003 and four installments of $24,681 on December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. The interest rate of the Senior Credit Facility can be, at the election of IPC, based upon LIBOR or the Adjusted Base Rate, as defined therein, and is subject to certain performance pricing adjustments. The Term A Loan and loans under the revolving credit facility bear interest at rates up to LIBOR plus 1.625% or the Adjusted Base Rate plus 0.625%. As of March 31, 2002, such rate was LIBOR plus 1.375%. The Term B Loan bears interest at rates up to LIBOR plus 2.0% or the Adjusted Base Rate plus 1.0%. As of March 31, 2002, such rate for the Term B Loan was LIBOR plus 1.75%. Borrowings are secured by substantially all the assets of the Company and its subsidiaries. The revolving credit facility and Term A Loan will terminate on September 30, 2003 and the Term B Loan will terminate on September 30, 2004. Under the Senior Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things. The Company believes it is currently in compliance with the terms and conditions of the Senior Credit Facility in all material respects.

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

         The Company made capital expenditures of $6,420 and $5,825 during the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Company has capital projects ongoing in all major business groups. Capital spending for 2002 is expected to approximate $25,000.

         During the first three months of 2002, the Company made payments related to its restructuring reserves totaling $117. The remaining balance sheet reserve at March 31, 2002 related to restructuring charges was $1,874 representing $1,230 of future lease commitment at the Hollister facility, net of estimated sublease proceeds and $644 of severance, contractual obligations and exit costs associated with terminating certain European operations.

         On March 18, 2002, the Company announced that it has entered into an Agreement and Plan of Merger with Alcoa Inc. pursuant to which a wholly-owned subsidiary of Alcoa would merge with the Company, and the Company would become a wholly-owned subsidiary of Alcoa. Under the terms of the Agreement and Plan of Merger, each share of Company common stock would, upon the consummation of the merger, be converted into the right to receive $21.50 in cash. In addition, as a condition to, and immediately prior to, the merger, the Company would distribute to its stockholders and certain option holders its shares of common stock of Packaging Dynamics, representing in the aggregate approximately 48.2% of the Packaging Dynamics common stock then outstanding. Each Company stockholder would receive one share of Packaging Dynamics common stock for every five shares of Company common stock held at the time of the merger. In addition to the distribution of Packaging Dynamics common stock, the merger is subject to the approval of the Company's stockholders and customary regulatory approvals. The merger is expected to close during the second quarter of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Exchange

         The Company periodically uses primarily foreign exchange forward contracts to hedge its exposure from adverse changes in foreign exchange rates. A 10% unfavorable movement in the foreign exchange rates would not expose the Company to material losses in earnings or cash flows.

  Interest Rates

         The Company uses interest rate swaps and collars to modify its exposure to interest rate movements and to reduce borrowing costs. The Company has designated these instruments as cash flow hedges and considers such instruments effective at offsetting the Company's risk to variable interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt instruments that are benchmarked to LIBOR. As of March 31, 2002, the Company had $260,000 notional value of interest rate derivatives outstanding and has entered into agreements for an additional $50,000 notional value of interest rate derivatives beginning November 5, 2002 (described below). A 10% unfavorable movement in LIBOR rates would not expose the Company to material losses of earnings or cash flows.

         The Company has interest rate swap agreements with a bank having notional amounts totaling $40,000 through July 25, 2002. These agreements effectively fix the Company's LIBOR base rate for $40,000 of the Company's indebtedness at a rate of 3.925% during this period. The Company has interest rate swap agreements with a bank having notional amounts totaling $20,000 through July 25, 2002. These agreements effectively fix the Company's LIBOR base rate for $20,000 of the Company's indebtedness at a rate of 3.9075% during this period. The Company has entered into interest rate swap agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These agreements effectively fix the Company's LIBOR base rate for $100,000 of the Company's indebtedness at a rate of 6.12% during this period. The Company has entered into no cost interest rate collar agreements with a group of banks having notional amounts totaling $100,000 through November 5, 2002. These collar agreements effectively fix the LIBOR base rate for $100,000 of the Company's indebtedness at a maximum of 7.00% and allow for the Company to pay the market LIBOR from a floor of 5.55% to the maximum rate. If LIBOR falls below 5.55%, the Company is required to pay the floor rate of 5.55%. The Company has entered into two interest rate swap agreements with two banks beginning November 5, 2002, that effectively fix the Company's LIBOR base rate for $50,000 ($25,000 and $25,000) of the Company's indebtedness at a rate of 4.53% and 4.5275%, respectively through November 5, 2003. Income or expense related to settlements under these agreements is recorded as adjustments to interest expense in the Company's financial statements. The fair market value of the Company's derivative instruments outlined above approximates a loss of $5,863 as of March 31, 2002 and is based upon the amount at which it could be settled with a third party, although the Company has no current intention to trade any of these instruments and plans to hold them as hedges for the Senior Credit Facility. The fair market value of the Company's derivative instrument, net of tax, was recorded in other comprehensive income (loss) during the first three months of 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and are identified by the use of forward looking words and phrases, such as "estimates," "plans," "expects," "to continue," "subject to," "target" and such other similar phrases. These forward-looking statements are based on the current expectations of the Company. Because forward-looking statements involve risks and uncertainties, the Company's plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are:
(i) changes in consumer demand and prices resulting in a negative impact on revenues and margins; (ii) raw material substitutions and increases in the costs of raw materials, utilities, labor and other supplies; (iii) increased competition in the Company's product lines; (iv) changes in capital availability or costs; (v) workforce factors such as strikes or labor interruptions; (vi) the ability of the Company and its subsidiaries to develop new products, identify and execute capital programs and efficiently integrate acquired businesses; (vii) the cost of compliance with applicable governmental regulations and changes in such regulations, including environmental regulations; (viii) the general political, economic and competitive conditions in markets and countries where the Company and its subsidiaries operate, including currency fluctuations and other risks associated with operating in foreign countries; (ix) the timing and occurrence (or non-occurrence) of transactions, such as the transactions contemplated by the Agreement and Plan of Merger with Alcoa Inc., and events which may be subject to circumstances beyond the control of the Company and its subsidiaries; and (x) the Company's actual performance and highly leveraged financial condition.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM. 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.      OTHER INFORMATION.

         Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              On March 19, 2002, the Company filed a Current Report on Form 8-K, dated March 18, 2002, reporting matters under Item 5, "Other Events," and Item 7, "Exhibits."


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

May 13, 2002